Form 10-Q
period 1996-06-30
HA LO INDUSTRIES INC
filed 1996-08-14
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ______to______

                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

                 Illinois                               36-3573412
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

                    5980 TOUHY AVENUE, NILES, ILLINOIS 60714
                    ----------------------------------------
               (Address of principal executive offices, Zip Code)


Registrant's telephone number, including area code: (847)647-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

As of July 31, 1996, the registrant had an aggregate of 10,509,055 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                    INDEX


Part I.       FINANCIAL INFORMATION                        PAGE NUMBER

              Item 1. Financial Statements

              Balance Sheets as of June 30, 1996 and
              December 31, 1995.                                2

              Statements of Income for the three months
              and six months ended June 30, 1996 and 1995.      4

              Statements of Cash Flows for the six months
              ended June 30, 1996 and 1995.                     5

              Notes to Financial Statements.                    6

              Item 2. Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations.                8

PART II.  OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K.         10

Signatures                                                      11

                             HA-LO INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996


NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.

The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1995 Annual Report to shareholders.

NOTE 2. CAPITAL STOCK:

Effective June 3, 1996, the Company's Board of Directors   declared    a
3-for-2 stock split, to be paid as a 50 percent stock dividend on its common stock. All information in this form 10Q has been retroactively adjusted to give effect to the stock split.

In the second quarter of 1996, options to acquire an aggregate of 175,137 shares of the Company's common stock were issued under the Company's Stock Plan at exercise prices ranging from $12.92 to $25.25 per share.
Additionally, 48,713 options were exercised in the second quarter at prices ranging from $3.50 to $4.33 per share.

The difference in the outstanding common shares as of June 30, 1996 and the common shares used in computing earnings per share for the second quarter of 1996 is shown in the following table:

                                                               1996
                                                               ----
Common shares outstanding per balance sheet                 10,509,716
Effect of shares issuable under stock options
  after applying the "treasury stock" method                   944,679
Effect of using weighted average common shares
  outstanding during the year                                  (21,801)
Other                                                         (124,486)
                                                             ----------
Common shares used in computing fully diluted
earnings per share                                           11,308,108
                                                             ==========

NOTE 3. SIGNIFICANT CUSTOMERS:

Approximately 14.0% of the Company's net sales for the second quarter of 1996 were obtained from Montgomery Ward & Co., Inc.. Approximately, 13% of the Company's net sales for the same period in 1995 were obtained from R.J.Reynolds, Inc.

For the six months ended June 30, 1996, approximately 15.0% of net sales were obtained from Montgomery Ward & Co., Inc.. There were no such significant customers in the first six months of 1995.

NOTE 4. STATEMENTS OF CASH FLOWS:

The supplemental schedule of noncash activities for the six months ended June 30, 1996 and 1995 includes the following:


                                                            1996         1995
                                                            ----         ----
Issuance of common shares in connection
 with bonus                                             $  31,250          --

Recognition of tax benefits from options
 and restricted stock                                   $ 875,000          --

Issuance of common shares in connection with
 acquisition of certain businesses                          --        $  550,000

Issuance of common stock recorded as unearned
 compensation                                               --        $1,200,000


NOTE 5. BUSINESS COMBINATIONS

On June 14, 1996 the Company signed an agreement to purchase two teleservices companies for 2,550,000 of its common stock. The business combination is subject to approval from the Company's shareholders and is expected to close in the 3rd Quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the second quarter of 1996 increased 24.7% to $47.5 million compared to the corresponding quarter of 1995. Of the $9.4 million increase in sales, approximately $6.6 million resulted from additional sales under the Company's exclusive agreement with Montgomery Ward and $1.0 million was due to acquisitions. The remainder was due to internal growth.

Gross profit for the second quarter of 1996 increased to $14.6 million compared to $11.3 million in the corresponding quarter of 1995. This is primarily due to the increasing sales. The gross profit percentage also increased 1.1% to 30.7% due to product mix.

Selling expenses as a percentage of net sales increased slightly to 15.4% in the second quarter of 1996 ($7.3 million) compared to 15.0% in the second quarter of 1995 ($5.7 million). The most significant factor of the $1.6 million increase relates to commission expense which increased due to the additional sales.

General and administrative expenses as a percentage of net sales decreased to 10.9% in the second quarter of 1996 ($5.2 million) compared to 11.7% in the second quarter of 1995 ($4.5 million). This decrease is primarily attributable to increased sales without a proportionate increase in general and administrative costs. The most significant factor causing the $720,000 increase related to higher salary and related costs necessary to support the additional sales.

In the second quarter of 1996 the Company had interest expense of $7,000, compared to $355,000 in the second quarter of 1995. Interest income for the second quarter of 1996 was $149,000. This was due to the Company paying-off its debt with the proceeds from the public sale of the Company's common stock in the fourth quarter of 1995, and investments made with the remaining proceeds.

 SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the first six months of 1996 increased 29.6% to $86 million compared to the corresponding period of 1995. Of the $19.7 million increase in sales, approximately $12.9 million resulted from additional sales under the Company's exclusive agreement with Montgomery Ward and $2.2 million was due to acquisitions. The remainder was due to internal growth.

Gross profit for the first six months of 1996 increased to $25.3 million compared to $20.7 million in the corresponding period of 1995. This is due to the increasing sales. The gross profit percentage decreased 1.8% to 29.4% primarily due to the effect of lower gross margin of Montgomery Ward sales, which began in the second quarter of 1995.

Selling expenses as a percentage of net sales decreased to 15.2% in the first six months of 1996 ($13.0 million) compared to 16.1% in the first six months of 1995 ($10.7 million). The most significant factor of the $2.3 million increase relates to commission expense which increased due to additional sales. The 0.9% decrease as a percentage of net sales was primarily the result of lower commission expense due to the aforementioned decrease in gross profit percentage.

General and administrative expenses as a percentage of net sales decreased to 11.5% in the first six months of 1996 ($9.9 million) compared to 12.5% in first six months of 1995 ($8.3 million). This decrease is primarily attributable to increased sales without a proportionate increase in general and administrative costs. The most significant factor causing the $1.6 million increase is higher salary and related costs necessary to support the additional sales.

Interest expense for the first six months of 1996 was $8,000, compared to $666,000 in the first six of 1995. Interest income for the first six months of 1996 was $256,000. This was due to the same reason as noted in the three month period ended June 30,1995.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio increased from 2.02 to 1 at December 31, 1995 to
2.53 to 1 as of June 30, 1996. Working capital was $29.4 million at June 30, 1996 compared to $27.6 million at December 31, 1995.

Capital expenditures for property and equipment were approximately $1.2 million for the first six months of 1996, and management expects capital expenditures to be approximately $1.5 million for the full year of 1996, excluding acquisitions. The Company maintains a credit facility with a bank, maturing October 1996, to provide for borrowings of up to $16.0 million. The Company is in the process of refinancing the facility to increase the maximum borrowing level. The Company anticipates that the available funds from the Company's credit facility together with the remaining funds from its public offering, will be adequate to satisfy any of the Company's operating cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits -- None

    (b) The Company amended its Form 8-K dated January 16, 1996 (and amended on Form 8-K/A filed March 13,1996) with respect to the acquisition of Fletcher-Barnhardt & White, Inc., on Form 8-K/A filed on May 28, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HA-LO INDUSTRIES, INC.


Dated: August 12, 1996             /s/ Gregory J. Kilrea
                                   ------------------------
                                   Gregory J. Kilrea
                                   Duly Authorized Officer
                                   and Chief Financial Officer

                          PART 1. FINANCIAL INFORMATION


                             HA-LO INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      June 30,    December 31,
                                                       1996          1995
                                                    -----------   ------------
                                                    (Unaudited)
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,342,926    $ 1,525,445
  Short-term investments                              4,477,308      3,549,717
  Receivables                                        31,975,569     43,381,311
  Inventories                                         7,428,340      5,494,974
  Prepaid expenses & deposits                         3,405,203        793,800
                                                    -----------     ----------
     Total current assets                            48,629,346     54,745,247
                                                    -----------     ----------

PROPERTY AND EQUIPMENT, net                           5,145,945      4,354,503
                                                    -----------     ----------
OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                                   7,333,435      7,887,243
  Samples                                             1,159,584      1,026,588
  Other                                                 824,616        834,378
                                                    -----------    -----------
     Total other assets                               9,317,635      9,748,209
                                                    -----------    -----------
                                                    $63,092,926    $68,847,959
                                                    ===========    ===========


       The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      June 30,     December 31,
                                                       1996           1995
                                                    ----------     -----------
                                                    (Unaudited)
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt               $  --         $   755,000
  Book overdraft                                         666,531      2,161,161
  Accounts payable                                    11,351,007     15,346,018
  Accrued expenses                                     6,405,735      7,993,169
  Due to related parties                                --              123,910
  Deferred taxes -- current                              780,216        780,216
                                                      ----------     ----------
    Total current liabilities                         19,203,489     27,159,474
                                                      ----------     ----------

LONG-TERM DEBT                                           --               --

DEFERRED LIABILITIES                                   1,765,266      2,116,689

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                      --               --
Common stock, no par value: 25,000,000
  shares authorized and 10,509,716 issued
  and outstanding in 1996 and 7,817,285 in 1995       38,443,234     37,549,098
Unearned compensation-restricted stock                  (880,000)    (1,000,000)
Deferred marketing costs                              (1,448,000)    (1,448,000)
Retained earnings                                      6,008,937      4,470,698
                                                      ----------     ----------
  Total shareholders' equity                          42,124,171     39,571,796
                                                      ----------     ----------
                                                     $63,092,926    $68,847,959
                                                      ==========     ==========



         The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                              Three Months Ended               Six Months Ended
                                          -------------------------        ------------------------
                                           June 30,         June 30,         June 30,       June 30,
                                            1996              1995             1996           1995
                                          ----------     ----------        ----------     ----------
NET SALES                                 $47,513,278    $38,106,679       $85,972,582    $66,314,306

COST OF SALES                              32,935,358     26,823,345        60,703,061     45,634,276
                                          -----------    -----------       -----------     ----------
  Gross profit                             14,577,920     11,283,334        25,269,521     20,680,030

SELLING EXPENSES                            7,337,693      5,714,142        13,026,117     10,699,391
GENERAL AND ADMINISTRATIVE EXPENSES         5,190,216      4,470,628         9,927,498      8,292,920
                                          -----------    -----------       -----------     ----------
  Income from operations                    2,050,011      1,098,564         2,315,906      1,687,719

INTEREST EXPENSE                                6,834        354,823             8,076        666,195

INTEREST INCOME                               148,532          --              256,409            953
                                          -----------    -----------       -----------     ----------
  Income before taxes                       2,191,709        743,741         2,564,239      1,022,477

PROVISION FOR TAXES                           877,000        297,711         1,026,000        408,979
                                          -----------    -----------       -----------     ----------
NET INCOME FOR THE PERIOD                 $ 1,314,709     $  446,030       $ 1,538,239     $  613,498
                                          ===========    ===========       ===========     ==========
EARNINGS PER SHARE
  Primary                                 $      0.12     $     0.06       $      0.14     $     0.08
  Fully diluted                           $      0.12     $     0.06       $      0.14     $     0.08
                                          ===========     ==========       ===========     ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Primary                                  11,239,539      7,867,287        11,091,783      7,842,908
  Fully diluted                            11,308,108      7,998,740        11,263,248      7,955,265
                                          ===========     ==========       ===========     ==========


             The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                      June 30,          June 30,
                                                                       1996               1995
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                          $ 1,538,239         $   613,498
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                                        1,265,385             968,360
Increase in deferred liabilities - other                                    94              99,248
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                       11,405,742           1,332,326
  Inventories                                                       (1,933,366)           (102,742)
  Prepaid expenses and deposits                                     (2,611,403)           (359,412)
  Accounts payable, accrued expenses and
    due to related parties                                          (4,831,355)         (5,883,095)
                                                                   -----------          ----------
  Net cash provided by (used for) operating activities               4,833,336          (3,331,817)
                                                                   -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (1,202,451)           (906,681)
Purchases of samples                                                  (287,496)           (224,510)
Increase in short-term investments                                    (927,591)               --
Decrease (increase) in other assets                                      9,762             (27,050)
Cash paid for acquisition, including deferred payments                (346,335)         (1,776,808)
                                                                   -----------          ----------
  Net cash used for investing activities                            (2,754,111)         (2,935,049)
                                                                   -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long term debt                                             --               3,000,000
Net payments on long-term debt                                           --                (490,721)
Net payments(borrowings) under line of credit                         (755,000)           1,503,925
Advances to shareholder/officer                                          --                 (91,797)
Increase(decrease) in book overdraft                                (1,494,630)           1,313,703
Net proceeds from issuance of common stock                             567,071            1,039,655
Repurchase of common stock                                            (579,185)               --
                                                                   -----------           ----------
  Net cash provided by (used for) financing activities              (2,261,744)           6,274,765
                                                                   -----------           ----------
NET INCREASE (DECREASE) IN CASH AND                                   (182,519)               7,899
  EQUIVALENTS
CASH AND EQUIVALENTS, beginning of period                            1,525,445               21,104
                                                                   -----------           -----------
CASH AND EQUIVALENTS, end of period$                                 1,342,926           $   29,003
                                                                   ===========           ===========
                                       5


           The accompanying notes are an integral part of these statements.