Form 10-Q
period 1996-09-30
HA LO INDUSTRIES INC
filed 1996-11-14
CIK 891285

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from ______to______

                        Commission file number: 0-20758

                            HA-LO INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Illinois                           36-3573412
     ------------------------------          ------------------
    (State or other jurisdiction of           (IRS Employer
     incorporation or organization)          Identification No.)

                   5980 TOUHY AVENUE, NILES, ILLINOIS 60714
              --------------------------------------------------
              (Address of principal executive offices, Zip Code)

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

As of November 1, 1996, the registrant had an aggregate of 13,131,819 shares of its common stock outstanding.

                            HA-LO INDUSTRIES, INC.
                                     INDEX

Part I.  FINANCIAL INFORMATION                                 Page Number
                                                               -----------
         Item 1. Financial Statements

         Balance Sheets as of September 30, 1996 and
         December 31, 1995.                                         2

         Statements of Income for the three months and nine
         months ended September 30, 1996 and 1995.                  4

         Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995.                               5

         Notes to Financial Statements.                             6

         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations.                         9

PART II. OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote
                 of Security Holders                               11

        Item 6.  Exhibits and Reports on Form 8-K.                 11

Signatures                                                         12

                    PART 1. FINANCIAL INFORMATION

                        HA-LO INDUSTRIES, INC.

                       CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                              September 30,    December 31,
                                                  1996             1995
                                              -------------    ------------
                                               (Unaudited)

                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $ 1,078,767      $ 2,264,594
  Short-term investments                         4,473,558        3,549,717
  Receivables                                   46,380,807       49,351,240
  Inventories                                    7,434,642        5,494,974
  Prepaid expenses & deposits                    2,322,112        1,225,793
                                              -------------    ------------
    Total current assets                        61,689,886       61,886,318
                                              -------------    ------------

PROPERTY AND EQUIPMENT, net                      9,317,784        7,674,505
                                              -------------    ------------

OTHER ASSETS:

  Intangible assets relating to acquired
   businesses, net                               6,862,162        7,887,243
  Samples                                        1,165,617        1,026,588
  Other                                            835,357          865,592
                                              -------------    ------------
    Total other assets                           8,863,136        9,779,423
                                              -------------    ------------
                                               $79,870,806      $79,340,246
                                              -------------    ------------
                                              -------------    ------------



    The accompanying notes are an integral part of these balance sheets.

                        HA-LO INDUSTRIES, INC.

                       CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995







                                                    September 30,   December 31,
                                                         1996          1995
                                                    ------------  -----------
                                                     (Unaudited)
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                $         -  $   755,000
Book overdraft                                          671,702    2,161,161
Accounts payable                                     11,004,261   16,269,312
Accrued expenses                                     13,749,465   11,808,089
Due to related parties                                  250,000      123,910
Deferred taxes - current                                941,996      941,996
                                                    ------------ ------------
  Total current liabilities                          26,617,424   32,059,468
                                                    ------------ ------------
LONG-TERM DEBT                                        4,170,197       81,336

DEFERRED LIABILITIES                                  1,818,936    2,416,689

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                          -             -
Common stock, no par value: 25,000,000
  shares authorized and 13,090,200 issued
  and outstanding in 1996 and 12,945,409 in 1995     42,318,538   42,737,806
Unearned compensation-restricted stock                 (820,000)  (1,000,000)
Cumulative Translation Adjustment                        14,507       22,249
Deferred marketing costs                             (1,448,000)  (1,448,000)
Retained earnings                                     7,199,204    4,470,698
                                                    ------------ ------------
  Total shareholders' equity                         47,264,249   44,782,753
                                                    ------------ ------------
                                                    $79,870,806  $ 79,340,246
                                                    ------------ ------------
                                                    ------------ ------------



The accompanying notes are an integral part of these balance sheets.

                              HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE PERIODS ENDED

                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                        ----------------------------  -----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             1996           1995         1996             1995
                                        -------------- -------------  -------------   -------------
NET SALES                               $65,110,406    $57,997,188    $175,816,137    $ 142,057,465

COST OF SALES                            46,577,220     42,175,632     126,323,400      101,407,708
                                        -------------- -------------  -------------   -------------
  Gross profit                           18,533,186     15,821,556      49,492,737       40,649,757

SELLING EXPENSES                          7,314,474      6,701,795      20,889,099       17,836,285
GENERAL AND ADMINISTRATIVE EXPENSES       8,426,742      5,963,191      21,134,668       16,843,739
                                        -------------- -------------  -------------   -------------
  Income from operations                  2,791,970      3,156,570       7,468,970        5,969,733

INTEREST EXPENSE                             96,908        424,461         128,419        1,089,703

INTEREST INCOME                             107,931         15,858         406,093           38,499
                                        -------------- -------------  -------------   -------------
  Income before taxes                     2,802,993      2,747,967       7,746,644        4,918,529

PROVISION FOR TAXES                       1,120,303        947,397       3,098,068        1,403,017
                                        -------------- -------------  -------------   -------------
NET INCOME FOR THE PERIOD               $ 1,682,690    $ 1,800,570    $  4,648,576     $  3,515,512
                                        -------------- -------------  -------------   -------------
                                        -------------- -------------  -------------   -------------
PRO FORMA INCOME DATA (unaudited):
  Net income as reported                               $ 1,800,570                    $  3,515,512
  Pro forma adjustment to income taxes                     151,802                         564,395
                                                       ------------                   ------------
PRO FORMA NET INCOME                                   $ 1,648,768                    $  2,951,117
                                                       ------------                   ------------
                                                       ------------                   ------------
EARNINGS PER SHARE (Pro forma for 1995)
  Primary                                   $  0.12        $  0.15        $  0.34         $  0.28
  Fully diluted                             $  0.12        $  0.15        $  0.34         $  0.28
                                        -------------- -------------  -------------   -------------
                                        -------------- -------------  -------------   -------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Primary                                13,827,996     10,673,424     13,703,855       10,486,413
  Fully diluted                          13,919,510     10,841,336     13,780,793       10,617,288
                                        -------------- -------------  -------------   -------------
                                        -------------- -------------  -------------   -------------



          The accompanying notes are an integral part of these balance sheets.

                              HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 and 1995
                                (Unaudited)


                                                  September 30,    September 30,
                                                       1996            1995
                                                  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income for the period                         $  4,648,576    $ 3,515,512
Adjustments to reconcile net income to net
 cash used for operating activities-
Depreciation and amortization                        2,932,695      2,311,210
Increase in deferred liabilities - other                12,507        128,673
Changes in assets and liabilities, net
 of effects of acquired companies -
  Receivables                                        2,970,430     (6,690,249)
  Inventories                                       (1,939,668)      (386,165)
  Prepaid expenses and deposits                     (1,103,473)      (843,921)
  Accounts payable, accrued expenses and
    due to related parties                          (2,094,625)       907,697
                                                  -------------  --------------
  Net cash provided by (used for) operating
   activities                                        5,426,442     (1,057,243)
                                                  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                 (3,123,096)    (2,160,981)
Purchases of samples                                  (398,549)      (345,593)
Increase in short-term investments                    (923,841)           -
Decrease (increase) in other assets                     37,300        (72,322)
Cash paid for acquisition, including deferred
 payments                                             (604,981)    (2,186,117)
                                                  -------------  --------------
  Net cash used for investing activities            (5,013,167)    (4,765,013)
                                                  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long term debt                                 -      3,000,000
Net payments on long-term debt                        (540,454)    (1,669,932)
Net borrowings under line of credit                  3,874,315      6,788,133
Advances to shareholder/officer                              -       (124,263)
Increase(decrease) in book overdraft                (1,489,459)       781,007
Net proceeds from issuance of common stock             717,245      1,148,900
Dividend payments of acquired companies             (3,573,822)      (757,829)
Repurchase of common stock                            (579,185)           -
                                                  -------------  --------------
  Net cash provided by (used for) financing
   activities                                       (1,591,360)     9,166,016
                                                  -------------  --------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                           (7,742)           (155)
                                                  -------------  --------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                       (1,185,827)     3,343,605
CASH AND EQUIVALENTS, beginning of period            2,264,594      1,919,379
                                                  -------------  --------------
CASH AND EQUIVALENTS, end of period               $  1,078,767   $  5,262,984
                                                  -------------  --------------
                                                  -------------  --------------

        The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

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

The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1995 Annual Report to shareholders.

NOTE 2. CAPITAL STOCK:

In the third quarter of 1996, options to acquire an aggregate of 136,466 shares of the Company's common stock were issued under the Company's Stock Plan at exercise prices ranging from $22.50 to $30.75 per share. Additionally, 28,814 options were exercised in the third quarter at prices ranging from $2.75 to $6.67 per share.

The difference in the outstanding common shares as of September 30, 1996 and the common shares used in computing earnings per share for the third quarter of 1996 is shown in the following table:

                                                1996
                                             ----------
    Common shares outstanding per balance
    sheet                                    13,090,200

  Effect of shares issuable under stock
    options after applying the
    "treasury stock" method                   1,003,292

  Effect of using weighted average common
    shares outstanding during the year          (62,950)

  Other                                        (111,032)
                                             ----------
  Common shares used in computing fully
    diluted earnings per share               13,919,510
                                             ----------
                                             ----------

NOTE 3. SIGNIFICANT CUSTOMERS:

Approximately 18.3% and 14.1% of the Company's net sales for the three months and nine months ended September 30, 1996, respectively, were obtained from Montgomery Ward & Co., Inc. Approximately, 23.0% and 11.5% of the Company's net sales for the same periods in 1995, respectively, were also obtained from Montgomery Ward & Co., Inc.

NOTE 4. STATEMENTS OF CASH FLOWS:

The supplemental schedule of noncash activities for the nine months ended September 30, 1996 and 1995 includes the following:



                                                1996           1995
                                             ----------     ----------

Issuance of common shares in connection
  with bonus                                 $   31,250             --

Recognition of tax benefits from options   $  1,102,960             --

Issuance of common shares in connection
  with acquisition of certain businesses             --      $ 550,000

Issuance of common stock recorded as
  unearned compensation                              --    $ 1,200,000

NOTE 5. RELATED-PARTY TRANSACTIONS

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the third quarter of 1996, the director earned approximately $250,000 and was granted 37,500 options at fair value at the date of grant related to the acquisition discussed below.

NOTE 6. BUSINESS COMBINATIONS

On June 14, 1996 the Company signed an agreement to acquire two teleservices companies, Market USA, Inc. and Marusa Marketing, Inc. (together "MUSA") for an aggregate of 2,550,000 shares of its common stock. The acquisitions received approval from the Company's shareholders on September 25, 1996 and were completed on September 30, 1996. The acquisitions have been accounted for using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements for all periods presented have been restated to include the results of MUSA.

In connection with the acquisitions, the Company incurred approximately $1,693,000 of non-recurring expenses.

A reconciliation of previously reported sales and earnings follows:

                                  Three Months Ended   Nine Months Ended
                                  September 30, 1995  September 30, 1995
                                  ------------------  ------------------
   Sales-
   Previously Reported                  $48,005,000   $114,320,000
   MUSA                                   9,992,000     27,738,000
                                  ------------------  ------------------
        Net Sales                       $57,997,000   $142,057,000
                                  ------------------  ------------------
                                  ------------------  ------------------

   Pro Forma Net Income-
   Previously Reported                   $1,080,000     $1,693,000
   MUSA                                     569,000      1,258,000
                                  ------------------  ------------------
        Pro Forma Net Income             $1,649,000     $2,951,000
                                  ------------------  ------------------
                                  ------------------  ------------------

Prior to the acquisition, MUSA elected to be treated as an S Corporation for Federal income tax purposes. Pro forma net income above includes an unaudited provision for Federal and state income taxes at an effective rate of 40%.

NOTE 7: SUBSEQUENT EVENTS

On October 29, 1996, the Company signed an agreement to purchase all of the outstanding stock of two distributors of promotional products for 2,250,000 shares of its common stock. The acquisitions will be accounted for under the pooling-of-interest accounting method and are expected to close in the first quarter of 1997.

On November 7, 1996 the Company's board of directors declared a 25% stock dividend. The dividend will be paid on December 11, 1996 to shareholders of record as of November 21, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the third quarter of 1996 increased 12.3% to $65.1 million compared to $58.0 million in the corresponding quarter of 1995. Of the $7.1 million increase in sales, approximately $1.2 million was due to acquisitions. The remainder was primarily due to internal growth.

Gross profit for the third quarter of 1996 increased 17.1% to $18.5 million compared to $15.8 million in the corresponding quarter of 1995. This is primarily due to the increase in sales and a change in sales mix to higher margin products.

Selling expenses as a percentage of net sales decreased slightly to 11.2% in the third quarter of 1996 ($7.3 million) compared to 11.5% in the third quarter of 1995 ($6.7 million). The increase of $600,000 is attributable primarily to the increase in commissions related to higher sales.

General and administrative ("G&A") expenses as a percentage of net sales increased to 12.9% in the third quarter of 1996 ($8.4 million) compared to 10.3% in the third quarter of 1995 ($6.0 million). This increase is attributable to $1,693,000 of non-recurring expenses incurred to complete the acquisition of MUSA and higher payroll costs necessary to support the increase in net sales.

In the third quarter of 1996 the Company had net interest income of $11,000 compared to $409,000 of expense in the third quarter of 1995. This change is due to the Company paying off its debt with the proceeds from the public sale of its common stock in the fourth quarter of 1995 and investments made with the remaining proceeds.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the first nine months of 1996 increased 23.8% to $175.8 million compared to $142.1 million in the corresponding period of 1995. Of the $33.7 million increase in sales, approximately $8.5 million resulted from additional sales under the Company's exclusive agreement with Montgomery Ward and $3.4 million was due to acquisitions. The remainder was primarily due to internal growth.

Gross profit for the first nine months of 1996 increased 21.8% to $49.5 million compared to $40.6 million in the corresponding period of 1995. This is due to the increase in sales.

Selling expenses as a percentage of net sales decreased to 11.9% in the first nine months of 1996 ($20.9 million) compared to 12.6% in the first nine months of 1995 ($17.8 million). The $3.1 million increase relates to increased sales. The .7% decrease as a percentage of net sales relates to a greater proportion of sales to Montgomery Ward & Co., Inc., which are non-commissionable.

General and administrative expenses as a percentage of net sales increased to 12.0% in the first nine months of 1996 ($21.1 million) compared to 11.9% in first nine months of 1995 ($16.8 million). The $4.3 million increase is due primarily to the non-recurring expenses discussed above and additional costs necessary to support the increase in sales. Before the effect of the non-recurring expenses, G&A costs as a percent of net sales would have decreased .8% compared with the same period for the prior year. The decrease is reflective of more efficient leverage of G&A expenses (i.e. increased sales without proportionate increases in G&A expenses).

Net interest income for the first nine months of 1996 was $278,000 compared to $1,051,000 of expense in the first nine months of 1995. This change is attributable to the same reason discussed during the three month period above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio increased from 1.9 to 1 at December 31, 1995 to
2.3 to 1 as of September 30, 1996. Working capital was $35.1 million at September 30, 1996 compared to $29.8 million at December 31, 1995.

Capital expenditures for property and equipment were approximately $3.1 million for the first nine months of 1996, and management expects capital expenditures to be approximately $3.75 million for the full year of 1996, excluding acquisitions. The Company has a credit facility with a bank that provides for borrowings of up to $16.0 million. The Company is in the process of refinancing the facility to increase its maximum borrowing level. Nonetheless, the Company anticipates that the available funds from the Company's credit facility together with the remaining funds from its public offering, will be adequate to satisfy any of the its operating cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          A special meeting of the shareholders of the Company was held on September 25, 1996 to approve the acquisition of Market USA, Inc. and Marusa Marketing, Inc. A total of 10,509,055 shares were eligible to vote of which 8,621,961 were represented in person or by proxy. A total of 8,606,276 votes were cast in favor of the acquisition.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          27 - Financial Data Schedule

    (b)   Reports on Form 8-K - None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HA-LO INDUSTRIES, INC.


Dated: November 13, 1996           /s/ Gregory J. Kilrea
                                   ---------------------------
                                   Gregory J. Kilrea
                                   Duly Authorized Officer
                                   and Chief Financial Officer