Form 10-K
period 1996-12-31
HA LO INDUSTRIES INC
filed 1997-03-31
CIK 891285

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K
 (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the Fiscal Year Ended December 31, 1996 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the Transition Period from ______to______

               Commission file number: 0-20758

                   HA-LO INDUSTRIES, INC.
                   ----------------------
   (Exact name of registrant as specified in its charter)

            Illinois                   36-3573412
            --------                   ----------
(State  or other jurisdiction of      (IRS Employer
 incorporation or organization)    Identification No.)

           5980 TOUHY AVE., NILES, ILLINOIS 60714
           --------------------------------------
     (Address of principal executive offices, Zip Code)

     Registrant's telephone number, including area code:
                       (847)647-2300

 Securities registered pursuant to Section 12(b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, no par value
                 --------------------------
                    (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  voting  stock  held   by
stockholders who were not affiliates of the registrant was approximately $206,328,200 as of March 24, 1997 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 24, 1997, the registrant had issued and outstanding an aggregate of 19,818,816 shares of its common stock.

             DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 1996 Annual Report to Shareholders and of the proxy statement for the
Annual Meeting of Shareholders to be held on June 2, 1997 described in Parts II, III and IV hereof are incorporated by reference in this report.

                           PART I

ITEM 1. BUSINESS

PROMOTIONAL PRODUCTS:

GENERAL

     HA-LO Industries, Inc. and Subsidiaries ("the Company") is the leading marketer and distributor in the $8 billion specialty and premium promotional products industry. Specialty and premium promotional products are generally articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message and used by the advertiser for marketing, sales incentives and awards and development of goodwill for a targeted audience. Examples of these products include jackets, hats, T-shirts, calendars, pens, coffee mugs and key chains, as well as more upscale items such as crystalware and desk accessories.

      Specialty and premium promotional products can be valuable components of an advertiser's overall advertising or marketing campaign. Because such products are designed to be useful to the recipient, messages imprinted on these products enjoy repeated exposure. Specialty and premium advertising can be readily targeted to specific audiences sought by advertisers because of the wide variety of merchandise available for such purposes.

      The Company enhances its promotional products business through a variety of value-added services including its in-house advertising agency, Duncan & Hill, its HA-LO Sports-Registered Trademark-, Inc. subsidiary and its Events by
HA-LO-Registered Trademark-  division.  The Company   also
provides  corporate   fulfillment   program services,  which
enable customers to purchase large quantities of customized products that are warehoused by the Company and are available for immediate shipment in small quantities as needed. Value-added advertising and design capabilities are provided by
Duncan & Hill, which acts as an extension   of   customers'
marketing departments and advertising agencies. HA-LO Sports -Registered Trademark-, Inc. is the Company's sports marketing agency which consults with sports teams and corporations on many aspects of sports promotions, including endorsements, event marketing and vendor programs. Through Events by HA-LO -Registered Trademark-, the Company plans, organizes and promotes corporate events such as business conferences and grand openings.

       The   Company  enjoys  competitive  advantages  which
differentiate   HA-LO   from  other  advertising   specialty
companies, as follows:

         - CORPORATE FULFILLMENT PROGRAMS. Under these programs, a customer contractually purchases large quantities of customized products that are warehoused by the Company and shipped at the direction of the customer. Such programs are generally implemented in conjunction with a customer catalog or brochure featuring the types of customized products being warehoused. Further, these programs afford large customers lower per unit costs and the ability to receive immediate delivery of small quantities. The Company also provides computerized inventory reports which assist the customer in monitoring its marketing efforts, and, on request, automatically reorders product at predetermined levels. The Company views the design and administration of corporate fulfillment programs as an integrated feature of the customer's overall marketing plan, thereby institutionalizing the Company's relationships with these customers.

         -      IN-HOUSE   ART  DEPARTMENT.    The   Company
     maintains an in-house design center and art department that designs sample products and provides camera-ready
     art  work.   This  allows  the Company  to  assist  its
     customers   in   creating  innovative   specialty   and
     promotion  programs.  The art department employs  full-
     time   artists  offering  illustration,  graphics   and
     typesetting services as well as the design of corporate logos. The Company has the ability to respond on a same-day basis to customer requests for art work and designs. The availability of this department saves the customer time and money.

         - IN-HOUSE PRODUCTION DEPARTMENT. The Company has an in-house production department with capabilities for engraving, hot-stamping and silk screening. These capabilities enable the Company to accommodate customers placing last-minute orders for a variety of products and to produce samples, typically on a same-day basis, for existing and potential customers.

         - COMPUTER SOURCING AND CATALOGS. The Company utilizes computer software to electronically source product needs from over 2,500 vendors. Product specifications and pictures are immediately available to the sales representative and customer. The Company has also developed its own catalog which depicts the broad range of products it provides, including some of the unique items it has developed.

         - BUYING POWER. As one of the nation's largest specialty and premium advertising companies, the Company has been able to successfully negotiate preferred pricing from many vendors. The Company has developed direct relationships with reliable overseas manufacturers who meet its quality and delivery standards. This allows the Company to be very competitive on pricing large orders.

       The Company purchases products directly from manufacturers and typically arranges to have the customer's name, logo or advertising message imprinted on the products by the manufacturer or a third party. A majority of all products sold by the Company are shipped directly by the Company's suppliers to its customers; the remaining products are warehoused by the Company in conjunction with the Company's corporate fulfillment program.

      The Company markets its products primarily through a sales force of independent sales representatives who are paid commissions by the Company based upon a percentage of gross profit on individual sales.

INDUSTRY OVERVIEW

       According to the Promotional Product Association International ("PPA"), an industry trade association, sales volume in the specialty and premium advertising industry grew to approximately $8 billion in 1995. There are in excess of 14,000 United States distributors of specialty and premium advertising products according to the PPA. Generally, distributors are closely-held entities with a local or regional focus. Distributors range from one-person, one-product businesses to entities similar to the Company. While certain better-capitalized distributors maintain showrooms to assist customers in the selection of the array of products which are available, the majority of distributors are comprised of one to three sales persons who bring sample cases and suppliers' catalogs to their customers. Many of the larger distributors are also manufacturers (or affiliates of manufacturers) of products traditionally used in the specialty and premium advertising industry and which principally market their own product line.

STRATEGY

      The Company's strategy is to continue as the leading distributor in the promotional products industry. Specific elements of the Company's operating strategy include:

         - NATIONAL SALES FORCE AND SHOWROOM SYSTEM. The Company's national sales force currently consists of approximately 650 sales representatives. The Company currently has 11 showrooms throughout the United States that provide customers with the opportunity to view products and develop ideas for additional products and programs that can be used in their marketing or advertising campaigns. The Company plans to continue to add both sales representatives and showrooms.

          - STRATEGIC ACQUISITIONS. The Company has acquired 11 promotional products distributors since 1992 and continues to believe that there are significant opportunities in the fragmented promotional products industry to acquire high-quality companies. The Company believes this will increase existing business by providing additional sales representatives and new customers and allow the Company to enter new geographic areas. The Company has demonstrated its ability to improve upon the performance and profitability of these companies. The Company believes acquisitions have been and will continue to be an expeditious and cost-efficient method of growth.

          - EXPANSION OF EXISTING CUSTOMER RELATIONSHIPS AND STRATEGIC ALLIANCES. The Company has developed strong customer relationships with large organizations, many of which have large advertising specialty budgets. The Company's relationships allow it to identify new business opportunities and react to customer needs in the early stages of a marketing program and thereby maintain and increase its sales volume with particular
     customers.   The   Company   believes   that   it   has
     opportunities  to  increase the amount  of  advertising
     purchases   made  by  its  customers  by   continuously
     introducing new and creative products and programs.  In
     addition,  as  customers  seek  to  consolidate   their
     advertising specialty purchases, the Company believes it has a substantial opportunity to increase its share of its customers' total purchases.

         - BROAD LINE OF SPECIALTY PRODUCTS/BUYING POWER. The Company seeks to differentiate itself from competitors by making available to its customers a broad line of promotional products. Currently, the Company has access to products from more than 2,500 vendors located primarily throughout North America and the Far East. The Company's broad product line provides its customers with comprehensive, one-stop shopping for most of their promotional products. As one of the nation's largest purchasers of promotional products, the Company has successfully negotiated preferred pricing from many of its vendors and has developed relationships with reliable overseas manufacturers which satisfy its quality and delivery standards.

           - SOPHISTICATED DESIGN AND DELIVERY CAPABILITIES. The Company seeks to position itself as an integral part of its customers' overall marketing and advertising programs by offering more services than typical small distributors. Through its in-house design and production departments, the Company can respond to customers' needs with individually designed approaches to customers' overall marketing programs. When an advertising specialty concept is designed, the Company's full-service, self-contained art department generally has the capability to produce a visual representation of the product for customer approval in one day. In addition, the Company's relationships with reliable manufacturers allow it to deliver quality products on a timely basis. The Company uses these capabilities to attract new customers and to increase the volume of orders placed by existing customers.

          - SOPHISTICATED SYSTEMS CAPABILITIES. The Company operates a consolidated accounting, warehousing, order tracking, pricing, billing and job cost management information systems at its headquarters. This system is currently under further development to link the Company's offices and sales representatives so that representatives will be able to receive detailed information including customer purchasing patterns, payment history and order status.

         - FLEXIBLE EXPENSE STRUCTURE. The Company has structured its organization to lessen its fixed overhead costs. It has achieved this through: (i) compensating its sales force on a commission basis,
     (ii) sourcing its products from vendors, thereby avoiding fixed manufacturing expenses and (iii) handling a substantial majority of its sales via direct shipment to the customer, thereby minimizing inventory carrying costs.

PRODUCTS AND SERVICES

       Promotional products are generally articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message which are used for marketing, sales incentives and awards and development of goodwill for a targeted audience. The products include (i) apparel such as jackets, sweaters, hats and golf shirts,
(ii) business accessories such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards such as trophies and plaques and (iv) other miscellaneous advertising items such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company's representatives work with
customers   to  develop  marketing
programs  that   utilize advertising  specialty  products
designed  to   reach   the specific audience targeted by the
customers.

      When a promotional product concept is designed, the Company's full-service, self-contained art department generally has the capability to produce a visual representation of the product for customer approval within one day. The art department employs full-time artists with varying backgrounds in illustration, graphics and typography, as well as in designing corporate logos. Further, the Company's personnel utilize the latest design software and equipment and have access to thousands of pieces of art work. The Company also has an in-house production department which performs limited engraving, hot stamping and silk screening on samples and on finished products which enables the Company to produce samples on short notice and satisfy customer requests for last minute orders. The Company's design and production facilities distinguish it from many of its competitors.

SALES REPRESENTATIVES

      The Company's products are sold primarily through a network of approximately 650 independent sales representatives. Historically, the Company has not experienced significant turnover among its experienced independent sales representatives. The Company believes that the existence of its broad range of services, buying power, stock option program and name recognition facilitate its ability to attract and retain sales representatives.

      The terms of the Company's customary form of sales representative arrangement provides for the representative to receive a commission in an amount equal to a percentage of the gross profit from the sale of products attributable to that person. All orders taken by the representative must comply with the policies of the Company and are subject to acceptance by the Company. Typically, a representative has no assigned or exclusive territory.

COMPETITION

      The promotional products industry is highly fragmented and competitive, and some of the Company's competitors may have substantially greater financial and other resources than the Company. The Company also competes for advertising dollars against other media, such as television, radio, newspapers, magazines and billboards. In addition, entry into the specialty and premium advertising industry is not difficult, and new competitors are continually commencing operations.

     The primary bases for competition are customer service, creativity, customer relationships, product innovation and pricing. Few in the industry possess the capabilities to offer potential customers the services available from the Company. However, several of the Company's competitors are manufacturers as well as distributors and may enjoy an advantage over the Company with respect to the cost of the goods they manufacture.

CUSTOMERS

       The Company's customers include manufacturing, financial service, broadcasting, consumer product and communications companies as well as professional sports teams. Approximately 15% and 14% of net sales in 1996 and 1995, respectively, were generated from Montgomery Ward and Co., Inc. In 1994, another customer accounted for approximately 11% of net sales. Selected customers of the Company include Motorola, Inc., The Quaker Oats Company, Time-Warner Inc., Ameritech Corporation, Turner Broadcasting System, Inc., Abbott Laboratories, and Andersen Consulting.

      The Company has a diverse customer base which it believes serves to limit its exposure to industry downturns. Historically, the Company's largest customers have varied from year to year depending upon numerous factors affecting its customers, including advertising and promotion budgets, the introduction of new products, operating results and economic conditions.

BACKLOG

      As of February 28, 1997, the Company had a backlog of firm orders of approximately $16,113,000, substantially all of which the Company believes will be shipped during 1997.

SUPPLIERS

      The Company has direct access to more than 300,000 different products furnished by over 2,500 manufacturers. The Company is not dependent upon any single manufacturer, and alternative manufacturers are available for virtually all products.

EMPLOYEES

       As of December 31, 1996, the Company employed approximately 400 people in its premium advertising business. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are excellent.

PATENTS AND TRADEMARKS

      The Company believes the "HA-LO" name is important  to
its  business.   The  Company has registered  the  following
trademarks:   "HA-LO   Advertising   Specialties-Registered
Trademark-", "HA-LO Marketing and Promotions-Registered Trademark-", "Events by HA-LO-Registered Trademark-" and "HA-LO Sports-Registered Trademark-".

SEASONALITY OF THE BUSINESS

      Some customers tend to utilize a greater portion of their advertising and promotion budgets in the latter part of the year, which has historically resulted in and may continue to result in a disproportionately large share of the Company's net sales being recognized in the fourth quarter. In addition, the Company incurs general and administrative expenses evenly throughout the year which has historically resulted in a disproportionate share of its net income being reported in the fourth quarter. In addition, the timing of, and method of accounting used in connection with, an acquisition may cause substantial fluctuation in operating results from quarter to quarter. Therefore, the operating results for one quarter should not be relied upon as an indication of the results to be expected in any future quarter.

TELEMARKETING

GENERAL

      The Company acquired Market USA, Inc. and Marusa Marketing, LTD. (together MUSA) in September, 1996. MUSA creates, manages and conducts large scale telephone based marketing programs for large corporate clients throughout the United States and Canada. Through a network of more than 1,400 telephone service representatives ("TSRs") and 550 licensed insurance agents, MUSA provides script development, telephone-based direct sales, database analysis and management, consultation and program design as well as customer lead acquisition services to clients, primarily in the insurance and financial services industries. MUSA makes extensive use of telecommunications technology, including predictive dialers and digital switches to initiate outbound calls, electronically transmit applicable program scripts and customer information to their TSR workstations and record and report the customer and transaction data captured during each call. MUSA currently operates over 900 workstations in 17 call centers located primarily throughout the Midwestern United States and Canada.

INDUSTRY OVERVIEW

      The telephone based marketing industry is highly fragmented and includes both captive and independent companies. The industry has experienced significant growth in recent years which has prompted the need for technologically advanced high volume call centers dedicated to providing telephone-based marketing services for clients on an outsourced basis. In addition, many large companies are continuing to focus on their core competencies and outsourcing non-core functions. The advantages of telephone based marketing, which include high response rates, low cost per transaction, direct interaction with customers and the ability to immediately respond to customer inquiries, make it an attractive alternative to other forms of direct marketing.

STRATEGY

     In light of increasing direct marketing expenditures by large corporations, greater emphasis on telemarketing programs and the trend toward outsourcing of telemarketing activities, the Company believes there are significant opportunities to expand its telemarketing business. The Company's strategy includes the following components:

         - INCREASE REVENUES FROM EXISTING CLIENTS. MUSA believes there is a significant opportunity to increase revenues from existing clients. Specifically, MUSA is targeting opportunities to capture an increasing share of its clients' direct sales activities and to cross-sell their other telemarketing services.

        -  OBTAIN  NEW  CLIENTS  WITHIN  EXISTING  INDUSTRY
     SPECIALIZATIONS.  The   insurance  and  financial  services
     industries include many large corporations which rely on telemarketing for a substantial portion of their direct sales needs. MUSA believes there is significant opportunity to grow by targeting new clients in these industries that are seeking to outsource their existing or new telemarketing programs. MUSA believes it has a competitive advantage in competing for these new clients because of its expertise and reputation for quality service with clients in these industries. For example, MUSA currently has approximately 550 licensed insurance agents in the United States and Canada, more than any of their direct competitors.

         - CROSS-SELLING: Historically, MUSA has acquired new clients and marketed its services primarily through personal contacts, referrals from existing customers and by attending trade shows, advertising in industry publications and responding to requests for proposals. Although MUSA will continue to utilize these sources to identify potential clients, MUSA believes its services compliment those of HA-LO and believe the opportunities to cross-sell its services to HA-LO's current customers are significant.

       - ADD NEW INDUSTRY SPECIALIZATIONS. MUSA is evaluating several industries which are expected to substantially increase expenditures on direct sales and customer service telemarketing applications, including the natural gas industry, which may become even more competitive due to ongoing or potential deregulation efforts.

       - CREATE NEW VALUE ADDED TELEMARKETING APPLICATIONS. MUSA regularly seeks to create new value-added services which have not historically been offered by independent telemarketers. Creating additional value-added services should both increase the average account size and, more importantly, strengthen the long-term relationships between MUSA and its clients.

       - EXPLORE STRATEGIC ACQUISITIONS. MUSA intends to take advantage of the fragmented nature of the telemarketing industry by making strategic acquisitions. Through selected strategic acquisitions, MUSA seeks to serve new industries or complement its client base in one of its current industry specializations. MUSA will evaluate acquisitions using numerous criteria including management strength, service quality, industry focus, diversification of client base and operating characteristics.


OPERATIONS OVERVIEW

       MUSA provides outbound telemarketing for clients primarily in the insurance and financial services industries.

       CALLING: Outbound telemarketing refers to direct sales, research and service activities that commence when MUSA places calls to parties targeted by its corporate clients to offer products or services. In most instances, MUSA receives customer data electronically from its clients. These files have been selected to match the demographic profile of the targeted customer for the product or service being offered. MUSA's data management systems sort the records and electronically assign them to one of its call
     centers.  Telephone  calls  are  controlled   by
     computerized call management systems that utilize predictive dialers to automatically dial the numbers in the files, determine if a live connection is made and present connected calls to a TSR who has been trained for the client's program. When a call is presented, the customer's name, other information about the customer and the program information simultaneously appear on the TSR's computer screen. The TSR then uses the script to solicit an order for the product or service or to request information that will be added to the client's database.

        QUALITY ASSURANCE: During the course of each telemarketing program, MUSA carefully monitors its representatives to insure accurate presentation of the product or service offered and to maintain quality and efficiency. Sales confirmations are recorded with the customer's consent to insure accuracy and provide a record in the event a transaction must be reconfirmed at a later date. MUSA also has extensive call monitoring programs to facilitate TSR evaluation and provide clients the ability to obtain program feedback on a real time basis. MUSA's information systems enable it to provide clients with hourly reports, if necessary, on the status of an outgoing telemarketing campaign and can transmit summary data electronically to clients, if desired.

      PERSONNEL AND TRAINING: MUSA believes a key component of its success is the quality of its employees. Therefore, MUSA continually refines its approach to hiring, training and managing qualified personnel. MUSA's call centers are strategically located in an effort to attract a high quality, dedicated work force. MUSA believes its relatively high proportion of full-time employees provides a more stable work force and reduces its recruiting and training expenditures.

     MUSA  currently employs over 2,400 people. None of  the
     MUSA's employees are subject to a collective bargaining
     agreement.  MUSA  considers  its  relations  with   its
     employees to be excellent.

COMPETITION

      The telemarketing industry is very competitive and highly fragmented. MUSA's competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms. A number of competitors have capabilities and resources equal to, or greater than, MUSA's. The market includes non-captive telemarketing and customer service operations such as APAC Teleservices, MATRIXX Marketing, Inc., SITEL Corporation, ITI Marketing Services, Inc., West Telemarketing, and TeleService Resources, as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing and customer services organizations comprise by far the largest segment of the industry. In addition, some of MUSA's services also compete with other forms of direct marketing such as mail, television and radio. MUSA believes the principle competitive factors in the telephone-based marketing industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions to their sales and marketing needs.

GOVERNMENT REGULATION

      In the United States, telephone sales practices are regulated at both the federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 A.M. or after 9:00 P.M., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require the maintenance of a list of residential consumers who have stated that they do not wish to receive telephone
solicitations  and  avoidance  of  making  calls   to   such
consumers' telephone numbers.

      The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1996 (the "TCFAPA") broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued rules under the TCFAPA which generally prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements.

     MUSA believes it is in compliance with the TCPA and the FCC rules thereunder and with the FTC rules under the TCFAPA. MUSA trains its TSR's to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on MUSA's "do-not-call" list.

     Telemarketing in Canada is governed by both federal and provincial legislation. At the federal level, telemarketing practices may be dealt with under the fraud provisions of the Criminal Code (Canada) or under the misleading advertising provisions of the Competition Act. Aspects of telemarketing in Canada are also regulated by the Canadian Radio-television and Telecommunications Commission (the "Commission"), which has authority under the Telecommunications Act, to prohibit or regulate certain uses of telecommunications facilities for the provision of unsolicited telecommunications. The Commission has exercised its authority in relation to the use of automatic dialing-announcing devices ("ADADs"). Currently, the use of ADADs to make unsolicited calls for the purpose of solicitation (defined as the selling or promoting of a product or a service, or the soliciting of money, whether directly or indirectly) is prohibited (charities excluded). Additional restrictions on the use of live voice operators or facsimile equipment to make unsolicited telephone calls for the purpose of solicitation exist for territories served by Bell Canada (i.e., Ontario and Quebec).

  OTHER REGULATION. The industries served by MUSA are also subject to varying degrees of government regulation. MUSA has never been held responsible for regulatory noncompliance by a client. MUSA's employees who complete the sale of insurance products are required to be licensed by various state and provincial insurance commissions and participate in regular continuing education programs, access to which are currently provided in-house by MUSA.

      Reference is made to foonote 14 of the financial statements contained in the Company's 1996 Annual Report and incorporated by reference herein for segment information regarding the Company's business segments.

ITEM 2. PROPERTIES

     The Company leases its 150,000 square feet headquarters in Niles, Illinois (a suburb of Chicago), which includes a 2,500 square foot showroom. A wholly owned subsidiary of the Company owns land and two buildings from which it operates in Charlotte and Greensboro, North Carolina.

      MUSA's  corporate  headquarters  are  located  in  Des
Plaines,   Illinois  in  leased  facilities  consisting   of
approximately 14,000 square feet of office space.

     MUSA also leases the facilities listed below:

                                                 CURRENT NO.
                                                     OF
LOCATION                             OPENED      WORKSTATIONS
--------                             ------      ------------
Des Plaines, IL                       1988           16
Beloit, WI                            1989           48
Hollywood, FL                         1989           80
Oak Lawn, IL                          1991           47
Fairborn, OH                          1991           48
Montreal, Quebec                      1992          100
Toronto, Ontario                      1992          116
Ottawa, IL                            1993           80
Houston, TX                           1994           70
Loves Park, IL                        1995           32
Springfield, OH                       1995           64
Worth, IL                             1995           16
Welland, Ontario                      1995           32
Winnipeg, Manitoba                    1995           80
Chicago, IL                           1996           62
Morris, IL                            1996           32
Middletown, OH                        1996           48

     The leases of these facilities generally expire between 1997 and 2000, and most contain renewal options. MUSA believes its current facilities are adequate for current operations, but additional facilities will be required to support growth. MUSA believes that suitable or alternative spaces will be available as needed at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      The Internal Revenue Service (the "IRS") has commenced and is currently engaged in a field audit examination of the Company's federal employment tax returns for the years ended December 31, 1993, 1994, and 1995 which includes a review of the facts, circumstances and legal authority supporting the Company's position that its independent sales representatives have properly been treated as independent contractors for federal employment tax purposes. To date, the IRS has proposed adjustments to increase the Company's federal withholding, federal unemployment and social security tax liabilities for 1993 and 1994, and similar proposed adjustments are possible for subsequent periods. However, the Company believes its characterization of its sales representatives as independent contractors is proper and is evaluating its various alternatives, including appeal. This process could take several years to resolve. If the IRS were to prevail and require the Company to treat all or any portion of its independent sales representatives as employees, such change in status could adversely affect the Company's business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No  matters were submitted to a vote of the  Company's
security   holders,  through  solicitation  of  proxies   or
otherwise, during the fourth quarter of 1996.

                           PART II

Item  5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY  AND
RELATED STOCKHOLDER MATTERS

       Reference is made to "Note 17. Market for the Registrant's Common Equity and Related Stockholder Matters" of the Company's financial statements included in the Company's Annual Report to Shareholders for 1996 ("Annual Report"), as well as to note (d) in the Selected Financial Data of the Annual Report, all of which are incorporated herein by reference.

The Company has not paid a cash dividend on its common stock since its initial public offering in 1992. The Company does not intend to pay such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      Reference is made to the Selected Financial Data on page 3 of the Annual Report which is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth on pages 4 and 5 of the Annual Report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Balance Sheets as of December 31, 1996 and 1995, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996, and Notes to Financial Statements set forth on pages 6 to 19 of the Annual Report, and the Report of Arthur Andersen LLP on page 20 of the Annual Report, are incorporated herein by reference.

      Selected Quarterly Operating Results (Unaudited) set forth on page 19 of the Annual report are incorporated herein by reference.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company are as follows:

     Name            Age      Position with the Company
     ----            ---      --------------------------
Lou Weisbach         48     Chairman of the Board, President and
                              Chief Executive Officer

Linden D. Nelson     36     Director, Vice Chairman  of the Board
                             and Chief Executive Officer of
                             Creative Concepts in Advertising, Inc.

Seymour  N. Okner    70     Director, Chief  Executive Officer of
                              Market  USA, Inc.  and  Marusa Marketing,
                              Ltd.

Richard A. Magid     38     Director, Treasurer,  Chief Operating
                              Officer    and    Assistant Secretary

David  C.  Robbins   44     Director, Executive  Vice President

Gregory J. Kilrea    33     Chief Financial Officer

Michael  P.  Nemlich 45     Vice President  -  Corporate Development/
                              Financial Relations

Barbara  G.  Berman  52     Vice President  -  Retail Accounts and
                              Secretary

Barry T. Margolin    30     Vice President - Finance, Corporate
                              Controller and Assistant Secretary

Sabina Filipovic     36     Vice President - Human Relations and
                              Assistant Secretary

David Blumenthal     34     Vice President - Information Systems

       Officers are elected annually and serve at the discretion of the Board of Directors. Mr. Okner is the father-in-law of Mr. Robbins. There are no other family relationships between any directors and executive officers of the Company.

     Mr. Weisbach has been the President and Chief Executive
Officer  of  the Company since January 1, 1988.   From  1972
through 1987, he operated the predecessor of the Company as a sole proprietorship.

     Mr. Nelson has served as the Vice Chairman of HA-LO and Chief Executive Officer of Creative Concepts in Advertising, Inc. since its acquisition by HA-LO in January, 1997. Mr. Nelson was the Chairman and Chief Executive Officer of Creative Concepts in Advertising since its inception in July, 1979 through December, 1996.

      Mr. Okner has served as a director of HA-LO and Chief Executive Officer of Market USA, Inc. and Marusa Marketing, Ltd. Since their acquisition by HA-LO in September, 1996. Mr. Okner was the President, Treasurer, Secretary and a director of Market USA since its inception in 1988. He was also the President and Secretary of Marusa Marketing from April 1992 through September, 1996. Prior to 1988, Mr. Okner served in various executive capacities, primarily in the insurance industry, including President of Montgomery Ward Life Insurance Company and Signature Life Insurance Company of America.

     Mr. Magid was appointed Chief Operating Officer in July of 1996. He has been the Treasurer since August, 1992 and was also appointed Assistant Secretary as of March 1996. Additionally, he was the Chief Financial Officer from August, 1992 until July of 1996 and Vice President - Finance from August, 1992 through March of 1996. From 1981 until joining HA-LO in 1992, he was employed by the accounting firm of Arthur Andersen LLP, most recently as an audit and financial consulting manager.

      Mr.  Robbins  has been Executive Vice President  since
November, 1992. From 1978 to November 1992, he was an independent sales representative marketing specialty and premium advertising products.

      Mr. Kilrea was appointed Chief Financial Officer in July of 1996. Additionally, he was the Vice President of Planning from April, 1996 through July, 1996. From 1985 until joining the Company in 1996, he was employed by the accounting firm of Arthur Andersen LLP, most recently as an audit and financial consulting manager.

      Mr. Nemlich was appointed Vice President - Corporate Development/Financial Relations in April of 1996. From March of 1993 until joining the Company in 1996, he was a Vice President in Trust Investment Services at Northern Trust Bank. Prior to this, he spent 15 years in various positions within the financial services industry including investment banking.

      Ms. Berman was appointed Vice President - Retail Accounts in March of 1996 and has been Secretary of the Company since August, 1992. She was also the Vice President of Administration from August 1992 to March of 1996. From 1985 to August 1992, she was the Director of Administration for the Company and its predecessor. From 1982 to 1985, she was the administrative assistant for the Company's predecessor.

           Mr. Margolin was appointed Vice President - Finance and Assistant Secretary in March of 1996 and has been the Corporate Controller since January of 1993. From 1988 until joining HA-LO in 1993, he was employed by the accounting firm of Arthur Andersen LLP as an audit and financial consultant.

     Ms. Filipovic was appointed Vice President - Human Relations and Assistant Secretary in March of 1996. She was the Director of Administration/Human Relations from March of 1994 to March of 1996. From July of 1984 through March of 1994, she held various positions throughout the Company and for the Company's predecessor.

     Mr. Blumenthal was appointed Vice President - Information Systems in March of 1996. From March of 1995 through March of 1996, he was Director of Information Systems. He started with HA-LO in 1981 and has held various positions with the Company and its predecessor.

      Additional information required by Item 10 regarding Directors and Executive Officers is incorporated by reference from the "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" sections of the Company's 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's 1997 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The information required by Item 12 is incorporated by reference from the "Security Ownership of Certain Beneficial
Owners  and Management" section of the Company's 1997  Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's 1997 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1.   Financial  Statements  (incorporated  herein   by
          reference to the Company's Annual Report for the year ended December 31, 1996)
           (i)  Report of Independent Public Accountants;
          (ii)  Consolidated  Balance  Sheets-December  31,
                1996 and 1995;
         (iii) Consolidated Statements of Income for each of the three years in the period ended
                December 31, 1996;
          (iv)  Consolidated  Statements  of  Shareholders'
                Equity for each of the three years in the period ended December 31, 1996;
           (v) Consolidated Statements of Cash Flows for each of the three years in the period ended
                December 31, 1996; and
          (vi)  Notes to Financial Statements.

     2.   Schedules

          All  schedules for which provision is made in the
          applicable   accounting   regulations   of    the
          Securities and Exchange Commission are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3.   Exhibits

          The  exhibits  to this report are listed  in  the
          Exhibit  Index  included elsewhere herein  (pages
          20 through 22).

(b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 1996.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997


                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:       GREGORY J. KILREA
                                 -----------------------
                                   Gregory J. Kilrea
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997:


            Signature                       Title
            ---------                       -----
     /s/ LOU WEISBACH           Director, Chairman of the Board,
     --------------------       President and Chief
        Lou Weisbach            Executive Officer(Principal
                                Executive Officer)

     /s/ LINDEN D. NELSON       Director, Vice Chairman of
     --------------------       the Board and Chief
        Linden D. Nelson        Executive Officer
                                of Creative Concepts in
                                Advertising, Inc.


     /s/ DAVID C. ROBBINS       Director, Executive Vice President
     --------------------
       David C. Robbins

    /s/ RICHARD A. MAGID        Director, Treasurer,
    ---------------------       Chief Operating Officer, and Assistant Secretary
      Richard A. Magid

    /s/ THOMAS HERSKOVITS       Director
    ---------------------
      Thomas Herskovits

    /s/ JORDON R. KATZ          Director
    ---------------------
       Jordon R. Katz

    /s/ MARSHALL J. KATZ        Director
    ---------------------
      Marshall J. Katz

    /s/  DAVID B. HERMELIN      Director
    ---------------------
      David B. Hermelin

       /s/ NEIL A. RAMO         Director
    ---------------------
          Neil A. Ramo

      /s/  S. N. OKNER          Director, Chief Executive
    ---------------------       Officer of
         S. N. Okner            Market USA, Inc. and
                                Marusa Marketing, Ltd.

                                HA-LO INDUSTRIES, INC.

                                    EXHIBIT INDEX



Exhibit
  No.       Description of Exhibit
--------------------------------------------------------------------------------

 3.1        Restated Articles of Incorporation of the Company. (1)
 3.2   *    Amended and Restated Bylaws of the Company.
 3.3        Articles of Amendment to the Articles of Incorporation of the
            Company, dated August 29, 1994. (4)
 3.4   *    Articles of Amendment to the Articles of Incorporation of the
            Company, dated February 21, 1997.
 4.         Specimen of Stock Certificate for Common Stock. (1)
10.1        Employment Agreement, dated as of January 1, 1992, between the
            Company and Lou Weisbach. (1,8)
10.2        Agreement and Plan of Merger and Amalgamation dated as of June 14,
            1996 among the Company, HA-LO Acquisition Corporation, Inc., HA-LO
            Acquisition Corporation of Canada Ltd., Market USA, Inc., Marusa
            Marketing Inc., Marusa Financial Services Ltd., Nerok
            Verifications, Inc. and the shareholders of Market USA, Inc. and
            Marusa Marketing Inc.  (6)
10.3   *    Agreement and Plan of Merger and Plan of Reorganization dated as of
            October 29, 1996 by and among the Company, HA-LO Acquisition
            Corporation of Michigan, Inc., Creative Concepts in Advertising,
            Inc., Creadis Group Inc., 1132832 Ontario Inc., 1132831 Ontario
            Corp., and the shareholders of Creative Concepts in Advertising,
            Inc., 1132832 Ontario Inc., and 1132831 Ontario Corp.
10.4        Employment Agreement, dated as of September 30, 1996, between the
            Company, Market USA, Inc. and Seymour N. Okner.  (6,8)
10.5        Agreement, dated October 15, 1991, between the Company and RMI,
            Inc. (1,8)
10.6        Agreement, dated March 15, 1994, by and between the Company and
            Marshall J. Katz. (4,8)
10.7        HA-LO Industries, Inc. Stock Plan. (1,8)
10.8        HA-LO Industries, Inc. Key Employee Incentive Plan. (1,8)
10.9        Exclusive Premium Purchasing Agreement, dated January 11, 1995, between Montgomery Ward & Co., Incorporated and the Company. (4)
10.10       Stock Purchase Agreement, dated January 11, 1995, between the
            Company and Merchant Partners, L.P. (4)
10.11       Warrant agreement between the Company and Merchant Partners, L.P., dated January 11, 1995. (4)
10.12       Form of Indemnity Agreement between the Company and each of its directors and officers. (1,8)
10.13       Agreement between David C. Robbins and the Company dated October
            25, 1994. (4)

10.14       Agreement between David C. Robbins and the Company dated February
            1, 1995. (4)
10.15       Building Lease, dated December 30, 1992, between the Company and
            LaSalle National Trust N.A. No. 115722. (2)
10.16  *    Agreement, dated as of March 17, 1997, between the Company and
            Marshall J. Katz.(8)
10.18  *    Amendment of October 1996 to Bonus Shares Agreement, dated February
            1, 1995, between the Company and David C. Robbins.  (8)
10.19  *    Employment Agreement, dated as of January 3, 1997, between the
            Company and Linden D. Nelson.  (8)
10.20  *    Employment Agreement, dated as of April 15, 1996, between the
            Company and Gregory J. Kilrea.  (8)
10.21  *    Employment Agreement, dated as of April 15, 1996, between the
            Company and Michael Nemlich.  (8)
10.22       Negotiable Promissory Note, dated August 16, 1993 from the Company to Facility Capital Corporation and Notice and Acknowledgment of
            Assignment to Comerica Bank - Illinois. (3)
10.23       HA-LO Industries, Inc. Stock Plan (as amended and restated) (4,8)
10.24       Sales Representative Agreement, dated July 21, 1993, between the
            Company and Neil Ramo. (3,8)
10.25       Second Amendment to the HA-LO Industries, Inc. Stock Plan (as
            amended and restated), adopted October 28, 1995.  (5)
10.26       Third Amendment to the HA-LO Industries, Inc. Stock Plan (as
            amended and restated), adopted on February 26, 1996.  (5)
10.27       First Amendment to Exclusive Premium Purchasing Agreement, dated
            December 27, 1995, between Montgomery Ward & Co., Incorporated and the Company.  (5)
10.28       First Amendment to Warrant, dated December 27, 1995, between the
            Company and Merchant Partners, L.P. (relative to January 11, 1995
            Warrant).  (5)
10.29       Warrant, dated December 27, 1995, from the Company to Merchant
            Partners, L.P.  (5)
10.30       Employment Agreement, dated as of March 15, 1995, between the
            Company and Richard A. Magid. (5,8)
10.31       Employment Agreement, dated as of December 29, 1995, by and among
            FBW Acquisition Corporation, the Company and Philip C. Blount III.
            (7,8)
10.32  *    HA-LO Industries, Inc. 1997 Stock Plan.  (8)
10.33  *    Credit Agreement, dated as of January 31, 1997, among the Company,
            American National Bank and Trust Company of Chicago, individually and as Agent, and the Lenders which are or become parties thereto.
10.34  *    Guaranty Agreement, dated as of January 31, 1997, by Fletcher,
            Barnhardt & White, Inc., Market U.S.A., Inc., and Creative Concepts in Advertising, Inc.
10.37       Asset Purchase Agreement and Plan of Reorganization, dated December
            22, 1995, between the Company, one of its subsidiaries, Fletcher
            Barnhardt & White, Inc., and its shareholders. (5)

10.38       First Amendment to Asset Purchase Agreement and Plan of
            Reorganization, dated December 29, 1995, between the Company, one of its subsidiaries, Fletcher Barnhardt & White, Inc., and its shareholders. (5)
13.    *    Annual Report to Shareholders for 1996 of registrant (for the information of the Securities and Exchange Commission and not to be
            deemed "filed" with the Commission, except for the portions expressly incorporated by reference in this report).
21     *    List of subsidiaries of registrant
23.1   *    Consent of independent public accountants.
27.    *    Financial Data Schedule
----------
(1)         Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (no. 33-51698) on Form S-1, as amended, filed by the Company under the Securities Act of 1933, as amended.
(2)         Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1992.
(3)         Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1993.
(4)         Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994.
(5)         Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1995.
(6)         Incorporated by reference to the Registration Statement (no.
            333-10481) on Form S-4, as amended, filed by the Company under the Securities Act of 1933, as amended.
(7)         Incorporated by reference to the Registration Statement (no.
            333-03928) on Form S-8 filed by the Company under the Securities
            Act of 1933, as amended.
(8)         Management contract or compensatory plan or arrangement.
 *          Filed herewith.