Form 10-Q
period 1997-03-31
HA LO INDUSTRIES INC
filed 1997-05-15
CIK 891285

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1997 or

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

                       5980 TOUHY AVENUE, NILES, ILLINOIS 60714
                  (Address of principal executive offices, Zip Code)


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

As of May 7, 1997, the registrant had an aggregate of 20,164,864 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                     INDEX

Part I.     FINANCIAL INFORMATION                           PAGE NUMBER

            Item 1. Financial Statements.

            Balance Sheets as of March 31, 1997 and
            December 31, 1996.                                   2

            Statements of Income for the three months
            ended March 31, 1997 and 1996.                       4

            Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996.                5

            Notes to Financial Statements.                       6

            Item 2. Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations.                   9

PART II.    OTHER INFORMATION

            Item 4. Submission of Matters to a Vote
                    of Security Holders.                        11

            Item 6. Exhibits and Reports on Form 8-K.           11

Signatures                                                      12

                         PART 1. FINANCIAL INFORMATION


                            HA-LO INDUSTRIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                March 31,     December 31,
                                                  1997            1996
                                              --------------  -------------
                                              (Unaudited)      (Restated)
              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $  4,540,319      $ 4,687,275
 Short-term investments                            --            2,908,370
 Receivables                                   65,352,280       71,929,031
 Related party receivable                       1,530,159            --
 Inventories                                   13,445,585       11,270,122
 Prepaid expenses & deposits                    3,503,272        4,142,199
                                              -------------    ------------
   Total current assets                        88,371,615       94,936,997
                                              -------------    ------------

PROPERTY AND EQUIPMENT, net                    14,370,940       13,920,903
                                              -------------    ------------

OTHER ASSETS:
 Intangible assets relating to acquired
  businesses, net                              10,526,439       10,906,275
 Samples                                        1,279,340        1,216,429
 Other                                          1,913,080        1,975,632
                                              -------------    ------------
  Total other assets                           13,718,859       14,098,336
                                              -------------    ------------
                                             $116,461,414     $122,956,236
                                              -------------    ------------
                                              -------------    ------------









      The accompanying notes are an integral part of these balance sheets.

                            HA-LO INDUSTRIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                       MARCH 31, 1997 AND DECEMBER 31, 1996

                                              March 31,         December 31,
                                                 1997               1996
                                           --------------      --------------
                                             (Unaudited)         (Restated)
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt      $    300,000         $    --
 Book overdraft                               2,802,746           1,218,122
 Accounts payable                            17,199,576          21,903,921
 Accrued expenses                            11,398,605          12,555,719
 Due to related parties                          --                 138,120
 Deferred taxes - current                     1,058,087           1,058,087
                                           --------------      --------------
  Total current liabilities                  32,759,014          36,873,969
                                           --------------      --------------

LONG-TERM DEBT                               23,351,124          26,693,173
                                           --------------      --------------

DEFERRED LIABILITIES                          1,712,380           1,755,335
                                           --------------      --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
 shares authorized and none issued                --                  --
Common stock, no par value: 100,000,000
 shares authorized and 19,821,651 issued
 and outstanding in 1997 and 19,843,827
 in 1996                                     49,196,746          48,788,272
Other                                        (2,144,174)         (2,208,471)
Retained earnings                            11,586,324          11,053,958
                                           --------------      --------------
 Total shareholders' equity                  58,638,896          57,633,759
                                           --------------      --------------
                                           $116,461,414        $122,956,236
                                            -------------      --------------
                                            -------------      --------------







     The accompanying notes are an integral part of these balance sheets.

                              HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE PERIODS ENDED
                           MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                     Three Months Ended
                                                ------------------------------
                                                  March 31,         March 31,
                                                    1997        1996 (Restated)
                                                -------------   ---------------
NET SALES                                       $  78,587,413    $  65,745,892

COST OF SALES                                      54,305,206       48,165,545
                                                -------------    -------------
 Gross profit                                      24,282,207       17,580,347

SELLING EXPENSES                                    9,914,761        7,609,566
GENERAL AND ADMINISTRATIVE EXPENSES                11,081,875        8,836,136
NON RECURRING CHARGE RELATED TO
 ACQUISITIONS                                       2,056,000             -
                                                -------------    -------------
 Income from operations                             1,229,571        1,134,645

INTEREST EXPENSE                                      341,757          253,871

INTEREST INCOME                                           -            132,717
                                                -------------    -------------
 Income before taxes                                  887,814        1,013,491

PROVISION FOR TAXES                                   355,448          565,966
                                                -------------    -------------
NET INCOME FOR THE PERIOD                       $     532,366    $     447,525
                                                -------------    -------------
                                                -------------    -------------

PRO FORMA INCOME DATA:
 Net income as reported                                          $     447,525
 Pro forma adjustment to income taxes                                 (160,582)
                                                                 -------------

PRO FORMA NET INCOME                                             $     608,107
                                                                 -------------
                                                                 -------------

EARNINGS PER SHARE (Pro forma for 1996)
 Primary                                        $        0.03    $        0.03
 Fully diluted                                  $        0.03    $        0.03
                                                -------------    -------------
                                                -------------    -------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Primary                                           20,704,755       19,992,754
 Fully diluted                                     20,704,755       20,081,167
                                                -------------    -------------
                                                -------------    -------------

             The accompanying notes are an integral part of these statements.

                              HA-LO INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                               March 31,           March 31,
                                                 1997                1996
                                             -------------       -------------
                                              (Unaudited)         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                     $  532,366         $  447,525
Adjustments to reconcile net income to net
  cash used for operating activities-
Depreciation and amortization                  1,406,826          1,060,804
Increase in cash surrender value                  26,431               --
Increase in deferred liabilities - other          30,320             28,632
Changes in assets and liabilities, net of
  effects of acquired companies -
Receivables                                    5,046,592         10,183,227
Inventories                                   (2,175,463)          (323,428)
Prepaid expenses and deposits                    638,927         (1,143,492)
Accounts payable, accrued expenses and
  due to related parties                      (5,351,389)        (7,937,864)
                                             ------------        -----------
Net cash provided by
  operating activities                           154,610          2,315,404
                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment           (1,300,831)        (1,025,080)
Purchases of samples                            (174,810)           (88,645)
Increase (decrease) in short-term investments  2,908,370           (913,457)
Decrease (increase) in other assets               36,121            (30,284)
Cash paid for acquisition, including
  deferred payments                              (73,275)          (233,604)
                                             -------------       -------------
 Net cash provided by (used for) investing
  activities                                   1,395,575         (2,291,070)
                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on long-term debt                     -               (160,323)
Net borrowings under line of credit           (3,042,049)           254,789
Increase(decrease) in book overdraft           1,584,624         (1,215,977)
Net proceeds from issuance of common stock       661,340            344,796
Dividend payments of acquired companies            -                (68,626)
Repurchase of common stock                      (901,056)          (579,185)
                                             -------------       -------------
 Net cash used for
  financing activities                        (1,697,141)        (1,424,526)
                                             -------------       -------------

NET DECREASE IN CASH AND                        (146,956)        (1,400,192)
 EQUIVALENTS
CASH AND EQUIVALENTS, beginning of period      4,687,275          3,095,073
                                             -------------       -------------
CASH AND EQUIVALENTS, end of period           $4,540,319         $1,694,881
                                             -------------       -------------
                                             -------------       -------------

           The accompanying notes are an integral part of these statements.

                                HA-LO INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1997

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

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1996 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

The Articles of Incorporation of the Company were amended in the first quarter of 1997 increasing the number of common shares authorized from 25,000,000 to 100,000,000.

In the first quarter of 1997, options to acquire an aggregate of 1,166,649 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $13.38 to $25.25 per share. Additionally, 97,883 options and warrants were exercised in the first quarter at prices ranging from $2.20 to $13.67 per share.

The difference in the outstanding common shares as of March 31, 1997 and the common shares used in computing earnings per share for the first quarter of 1997 is shown in the following table:

                                                                  1997
                                                                  ----
             Common shares outstanding per balance sheet       19,821,651
             Effect of shares issuable under stock options
               after applying the "treasury stock" method         908,278
             Effect of using weighted average common shares
               outstanding during the year                        (25,174)
                                                              ------------
             Common shares used in computing fully diluted
               earnings per share                              20,704,755
                                                              ------------
                                                              ------------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of noncash activities for the three months ended March 31, 1997 and 1996 includes the following:

                                                  1997            1996
                                                  ----            ----
Issuance of common shares in connection
  with bonus                                   $   -            $   31,250

Recognition of tax benefits from options
  and restricted stock                         $  648,190       $1,102,960

Conversion of non-operating assets to note
  receivable                                   $1,530,159       $  -

NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the first quarter of 1997, the director earned approximately $653,400 and was granted 3,350 options at fair value at the date of grant related to acquisitions.

Creative Concepts in Advertising, Inc., a wholly owned subsidiary of the Company, leases its corporate headquarters from its Chief Executive Officer and Vice Chairman of the Board of the Company. Rental payments under this lease are $25,000 per month. The Company believes that the lease terms are no more or less favorable than otherwise could be obtained from unaffiliated third parties.

In connection with the merger of the Company and CCA (see Note 5), the Chief Executive Officer of CCA and Vice Chairman of the Board of the Company converted certain non-operating assets from CCA to a $1,530,159 note receivable. The note bears interest at 7.0% and is due no later than December 31, 1997.

NOTE 5. BUSINESS COMBINATIONS:

On January 3, 1997, the Company completed the acquisitions of two distributors of promotional products , Creative Concepts in Advertising, Inc. and Creadis Group, Inc.(together "CCA") for an aggregate of 2,841,415 shares of its common stock. On February 28, 1997, the Company acquired a telemarketing company, Entertel, Inc. ("Entertel") for an aggregate of 246,303 shares of its common stock. Both acquisitions have been accounted for using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements for all periods presented have been restated to include the results of CCA and Entertel.

In connection with the acquisitions, the Company incurred approximately $2,056,000 of non-recurring expenses for the first quarter of 1997.

A reconciliation of previously reported sales and earnings follows:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                        MARCH 31, 1996
                                                        --------------
          Sales-
          Previously Reported                           $49,912,000
          Acquired Companies                             15,834,000
                                                        --------------
             Net Sales                                  $65,746,000
                                                        --------------
                                                        --------------
          Pro Forma Net Income-
          Previously Reported                           $   943,000
          Acquired Companies                               (335,000)
                                                        --------------
             Pro Forma Net Income                       $   608,000
                                                        --------------
                                                        --------------

Prior to its acquisition, CCA elected to be treated as an S Corporation for Federal income tax purposes. Pro forma net income above includes an unaudited tax benefit for Federal and state income taxes of CCA at an effective rate of 40%.

NOTE 6:  SUBSEQUENT EVENTS

On May 7, 1997, the Company completed the acquisition of a Detroit-based distributor of promotional products for approximately $5 million, payable in shares of its common stock. The acquisition will be accounted for as a pooling-of-interest. As the acquisition closed after March 31, 1997, the consolidated financial statements for all periods presented exclude the effects of this acquisition. The effect of this acquisition would not have been material for the three month periods presented.

NOTE 7:  ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards board (FASB) issued Statement No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE and simplifies the standards for computing earnings per share. In addition, Statement no. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the standard would not have a material effect on the quarters presented.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net sales for the first quarter of 1997 increased 19.6% to $78.6 million compared $65.7 million in the corresponding quarter of 1996. The increase was primarily due to internal growth.

Sales under the Company's exclusive agreement with Montgomery Ward & Co., Inc. (MW) were insignificant in the first quarter of 1997 compared with $6.4 million for the same period a year earlier. In February, 1997, MW informed the Company that it could not forecast its anticipated purchases for 1997 and there can be no assurances that sales volume from MW will return to previous levels. The loss of all or a significant portion of sales to MW will adversely effect the Company's 1997 operating results. Nonetheless, management does not believe the success of the Company is dependent upon any one customer.

Gross profit increased 38.1% to $24.3 million (30.9% of net sales) in the first quarter of 1997 from $17.6 million (26.7% of net sales) in the first quarter of 1996. As a percentage of net sales, the increase is due to increased margins in the promotional products business and a change in sale mix toward promotional products. Additionally, the gross profit percentage increased in the first quarter of 1997 as sales to MW contributed to a lower gross profit percentage in the first quarter of 1996.

Selling expenses as a percentage of net sales increased slightly to 12.6% in the first quarter of 1997 ($9.9 million) compared to 11.6% in the first quarter of 1996 ($7.6 million). The 1% increase as a percentage of net sales is attributable primarily to the decrease in sales in 1997 under the exclusive agreement discussed above, which are not subject to payment of the Company's standard commissions, and an increase in gross profit as a percentage of net sales.

General and administrative ("G&A") expenses, including the non recurring charge related to acquisitions as a percentage of net sales increased to 16.7% in the first quarter of 1997 ($13.1 million) compared to 13.4% in the first quarter of 1996 ($8.8 million). Approximately $2.1 million of the $4.3 increase in G&A expenses is attributable to non-recurring expenses incurred in the first quarter of 1997 to complete the acquisitions of CCA and Entertel. Excluding these non-recurring expenses, G&A as a percentage of net sales were 14.1% in 1997. Additionally, increased personnel and facilities costs were necessary to support the Company's sales growth.

In the first quarter of 1997 the Company had net interest expense of $342,000, compared to $121,000 of net interest expense in the first quarter of 1996. The increase is due to increased borrowings at CCA resulting from an acquisition in the third quarter of 1996 and additional working capital needs necessary to fund growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio increased to 2.69 to 1 as of March 31, 1997 from
2.57 to 1 at December 31, 1996.  Working capital was $55.6   million at March
31, 1997 compared to $58.1 million at December 31, 1996. Capital expenditures for property and equipment were approximately $1.3 million for the first three months of 1997, and management expects capital expenditures to be approximately $5.0 million for the full year of 1997, excluding acquisitions.

In the first quarter of 1997, the Company refinanced its line of credit. The new agreement provides for an unsecured credit facility totaling $65 million, consisting of a $45 million revolving line of credit (the "Revolver") and $20 million term acquisition loan (the "Term"). The Revolver matures on January 31, 1999 and Term borrowings mature on the sooner of five years from the date of borrowing or June 30, 2003. The facility bears interest at either prime less
 .25% or LIBOR plus between .375% and 1% based on a defined ratio. The agreement contains certain financial covenants which the Company must meet, including minimum tangible net worth, maximum leverage, and minimum cash flow coverages. The Company anticipates that the available funds from this facility will be adequate to satisfy its operating cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

               A special meeting of the shareholders of the Company was held on February 18, 1997 to approve an amendment to the Company's Articles of Incorporation increasing the number of shares of Common Stock authorized from 25,000,000 to 100,000,000 and to amend the Company's Articles of Incorporation by adding an Article to reduce the affirmative vote of shareholders required to approve certain corporate actions. A total of 19,627,066 shares were eligible to vote of which 1,994,398 were unvoted on each matter presented at the special meeting.

               In connection with the proposal to amend the Company's
               Articles of Incorporation increasing the number of shares of common stock authorized, 14,508,325 shares voted in favor of such amendment, 3,114,229 shares voted against such amendment and 10,114 shares abstained.

               With respect to the proposal to amend the Company's Articles of Incorporation adding an Article to reduce the affirmative vote of shareholders required to approve certain corporate actions, 16,439,788 shares voted in favor of such amendment, 174,207 shares voted against such amendment, 19,137 shares abstained and 999,536 shares were not voted.


Item 6.        Exhibits and Reports on Form 8-K.

    (a)        Exhibits - None

    (b) The company filed one report on Form 8-K dated January 17, 1997 with respect to the acquisition of Creative Concepts in Advertising, Inc. and Creadis Group, Inc. (together "CCA") and amended this filing on Form 8-K/A on March 19, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HA-LO INDUSTRIES, INC.


Dated: May 14, 1997              /S/ GREGORY J. KILREA
                                 ----------------------
                                       Gregory J. Kilrea
                                       Duly Authorized Officer
                                       and Chief Financial Officer