Form 10-Q
period 1997-06-30
HA LO INDUSTRIES INC
filed 1997-08-14
CIK 891285

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1997 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from         to
                                          -------   -------

                        Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
                        --------------------------------
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

As of August 4, 1997, the registrant had an aggregate of 20,397,094 shares of its common stock outstanding.

                            HA-LO INDUSTRIES, INC.
                                     INDEX

Part I.  FINANCIAL INFORMATION

                                                                        Page Number
                                                                        -----------
         Item 1. Financial Statements.

         Balance Sheets as of June 30, 1997 and December 31, 1996.            2

         Statements of Income for the three months and six months
         ended June 30, 1997 and 1996.                                        4

         Statements of Cash Flows for the six months ended
         June 30, 1997 and 1996.                                              5

         Notes to Financial Statements.                                       6

         Item 2. Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations.                                 10

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote                             12
                  of Security Holders.

         Item 6. Exhibits and Reports on Form 8-K.                           12

Signatures                                                                   13


                      PART 1. FINANCIAL INFORMATION

                         HA-LO INDUSTRIES, INC.

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 1997 AND DECEMBER 31, 1996


                                                     June 30,      December 31,
                                                       1997             1996
                                                  ------------     ------------
                                                   (Unaudited)      (Restated)
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $  1,921,120     $  4,910,619
  Short-term investments                                     -        2,908,370
  Receivables                                       82,855,967       74,004,096
  Related party receivable                           1,560,159                -
  Inventories                                       17,582,118       11,957,796
  Prepaid expenses & deposits                        5,729,814        4,172,539
                                                  ------------     ------------
     Total current assets                          109,649,178       97,953,420
                                                  ------------     ------------

PROPERTY AND EQUIPMENT, net                         15,923,829       14,689,285
                                                  ------------     ------------

OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                                 14,215,333       10,906,275
  Samples                                            1,293,049        1,216,429
  Other                                              1,930,321        2,066,918
                                                  ------------     ------------
     Total other assets                             17,438,703       14,189,622
                                                  ------------     ------------
                                                  $143,011,710     $126,832,327
                                                  ------------     ------------
                                                  ------------     ------------

    The accompanying notes are an integral part of these balance sheets.

                         HA-LO INDUSTRIES, INC.

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 1997 AND DECEMBER 31, 1996


                                                     June 30,      December 31,
                                                       1997             1996
                                                  ------------     ------------
                                                   (Unaudited)      (Restated)
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt            $    300,000     $    300,000
  Book overdraft                                     8,802,923        1,218,122
  Accounts payable                                  22,554,735       24,212,361
  Accrued expenses                                  11,315,928       12,725,472
  Due to related parties                                     -          138,120
  Deferred taxes - current                           1,058,087        1,058,087
                                                  ------------     ------------
    Total current liabilities                       44,031,673       39,652,162
                                                  ------------     ------------

LONG-TERM DEBT                                      31,315,695       27,428,173
                                                  ------------     ------------

DEFERRED LIABILITIES                                 1,689,553        1,768,838
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                          -                -
Common stock, no par value: 100,000,000
  shares authorized and 20,366,104 issued
  and outstanding in 1997 and 20,183,876 in 1996    53,634,730       48,837,750
Other                                               (2,113,068)      (2,208,471)
Retained earnings                                   14,453,127       11,353,875
                                                  ------------     ------------
  Total shareholders' equity                        65,974,789       57,983,154
                                                  ------------     ------------
                                                  $143,011,710     $126,832,327
                                                  ------------     ------------
                                                  ------------     ------------


    The accompanying notes are an integral part of these balance sheets.

                           HA-LO INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                           FOR THE PERIODS ENDED
                           JUNE 30, 1997 AND 1996
                                (UNAUDITED)

                                                          Three Months Ended            Six Months Ended
                                                    ----------------------------  -----------------------------
                                                      June 30,      June 30,        June 30,       June 30,
                                                        1997     1996 (Restated)      1997      1996 (Restated)
                                                    -----------  ---------------  ------------  ---------------
NET SALES                                           $90,854,347    $78,488,617    $171,223,932    $146,337,346

COST OF SALES                                        62,744,232     55,908,773     118,204,085     105,619,816
                                                    -----------    -----------    ------------    ------------
  Gross profit                                       28,110,115     22,579,844      53,019,847      40,717,530

SELLING EXPENSES                                     11,337,652      9,506,670      21,550,671      17,336,912
GENERAL AND ADMINISTRATIVE EXPENSES                  11,554,768     10,315,764      22,902,130      19,485,709
NON-RECURRING CHARGES RELATED TO
  ACQUISITIONS                                          597,671              -       2,653,671               -
                                                    -----------    -----------    ------------    ------------
  Income from operations                              4,620,024      2,757,410       5,913,375       3,894,909

INTEREST EXPENSE, NET                                   407,150        107,909         747,598         218,461
                                                    -----------    -----------    ------------    ------------
  Income before taxes                                 4,212,874      2,649,501       5,165,777       3,676,448

PROVISION FOR TAXES                                   1,684,550      1,356,589       2,066,525       1,922,555
                                                    -----------    -----------    ------------    ------------
NET INCOME FOR THE PERIOD                           $ 2,528,324    $ 1,292,912    $  3,099,252    $  1,753,893
                                                    -----------    -----------    ------------    ------------
                                                    -----------    -----------    ------------    ------------

PRO FORMA INCOME DATA:
  Net income as reported                                           $ 1,292,912                    $  1,753,893
  Pro forma adjustment to income taxes                                (296,472)                       (451,671)
                                                                   -----------                    ------------
PRO FORMA NET INCOME:                                              $ 1,589,384                    $  2,205,564
                                                                   -----------                    ------------
                                                                   -----------                    ------------
EARNINGS PER SHARE (Pro forma for 1996):
  Primary                                           $      0.12    $      0.08    $       0.15    $       0.11
  Fully diluted                                     $      0.12    $      0.08    $       0.15    $       0.11
                                                    -----------    -----------    ------------    ------------
                                                    -----------    -----------    ------------    ------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Primary                                            21,122,669     20,664,691      21,084,929      20,664,691
  Fully diluted                                      21,242,696     20,750,403      21,195,118      20,750,403
                                                    -----------    -----------    ------------    ------------
                                                    -----------    -----------    ------------    ------------

    The accompanying notes are an integral part of these balance sheets.

                         HA-LO INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE SIX MONTHS ENDED
                           JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

                                                       June 30,       June 30,
                                                         1997           1996
                                                     (Unaudited)     (Restated)
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                           $  3,099,252    $ 1,753,893
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                          2,687,370      2,231,761
Increase in cash surrender value                          29,400              -
Increase in deferred liabilities - other                  78,445             94
Changes in assets and liabilities, net of effects
   of acquired companies -
  Receivables                                         (8,768,035)    13,557,450
  Inventories                                         (5,368,776)    (1,583,625)
  Prepaid expenses and deposits                       (1,394,877)    (3,065,768)
  Accounts payable, accrued expenses and
   due to related parties                             (3,405,395)    (6,866,640)
                                                    ------------    -----------
  Net cash provided by (used for) operating
   activities                                        (13,042,616)     6,027,165
                                                    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                   (2,950,811)    (3,338,772)
Purchases of samples                                    (293,519)      (287,496)
(Increase) decrease in short-term investments          2,908,370       (927,591)
Decrease in other assets                                 222,041          9,762
Cash paid for acquisition, including
 deferred payments                                      (715,060)      (346,335)
                                                    ------------    -----------
  Net cash used for investing activities                (828,979)    (4,890,432)
                                                    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                    3,887,522      2,744,681
Increase(decrease) in book overdraft                   7,052,923     (1,494,630)
Net proceeds from issuance of common stock               875,898        567,071
Dividend payments of acquired companies                        -     (1,255,902)
Repurchase of common stock                              (901,056)      (579,185)
                                                    ------------    -----------
  Net cash provided by (used for) financing
   activities                                         10,915,287        (17,965)
                                                    ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                              (33,191)        (2,040)
                                                    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND                   (2,989,499)     1,116,728
  EQUIVALENTS
CASH AND EQUIVALENTS, beginning of period              4,910,619      3,095,373
                                                    ------------    -----------
CASH AND EQUIVALENTS, end of period                 $  1,921,120    $ 4,212,101
                                                    ------------    -----------
                                                    ------------    -----------


    The accompanying notes are an integral part of these balance sheets.

                            HA-LO INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1. BASIS OF PRESENTATION:

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

The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1996 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

The Articles of Incorporation of the Company were amended in the first quarter of 1997 increasing the number of common shares authorized from 25,000,000 to 100,000,000.

In the second quarter of 1997, options to acquire an aggregate of 226,500 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $16.00 to $23.63 per share.
Additionally, 29,049 options and warrants were exercised in the second quarter at prices ranging from $2.80 to $15.33 per share.

The difference in the outstanding common shares as of June 30, 1997 and the common shares used in computing earnings per share for the second quarter of 1997 is shown in the following table:

                                                          1997
                                                      ----------
    Common shares outstanding per balance sheet       20,366,104
    Effect of shares issuable under stock options
     after applying the "treasury stock" method        1,018,564
    Effect of using weighted average common shares
     outstanding during the period                      (141,972)
                                                      ----------
    Common shares used in computing fully diluted
     earnings per share                               21,242,696
                                                      ----------
                                                      ----------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of noncash activities for the six months ended June 30, 1997 and 1996 includes the following:

                                                        1997             1996
                                                    ----------        ---------
Issuance of common shares in connection
  with bonus                                        $        -        $  31,250

Issuance of common shares in connection with
  acquisition of business                           $4,000,000        $       -

Recognition of tax benefits from options and
  restricted stock                                  $  822,126        $ 875,000

Conversion of non-operating assets to note
  receivable                                        $1,530,159        $       -


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the second quarter of 1997, the director earned approximately $164,700 and was granted 3,000 options at fair value at the date of grant related to acquisitions.

Creative Concepts in Advertising, Inc. (CCA), a wholly owned subsidiary of the Company, leases its corporate headquarters from its Chief Executive Officer and Vice Chairman of the Board of the Company. Rental payments under this lease are $25,000 per month. The Company believes that the lease terms are no more or less favorable than otherwise could be obtained from unaffiliated third parties.

In connection with the merger of the Company and CCA, the Chief
Executive Officer of CCA and Vice Chairman of the Board of the Company converted certain non-operating assets from CCA to a $1,530,159 note receivable. The note bears interest at 7.0% and is due no later than December 31, 1997.

NOTE 5. BUSINESS COMBINATIONS:

On May 7, 1997, the Company acquired a Detroit-based distributor of promotional products, Bradley Marketing Group, Inc. ("Bradley") for approximately $5,000,000, payable in shares of its common stock. The acquisition has been accounted for using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements for all periods presented have been restated to include the results of the acquired company.

On June 4, 1997, the Company acquired all of the capital stock of Lees/Keystone, Inc., a New York based distributor of promotional products for approximately $4,000,000, payable in shares of its common stock. The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in the financial statements from the date of acquisition.

A reconciliation of previously reported sales and earnings for acquisitions completed in the first and second quarters of 1997 and accounted for as pooling-of-interests follows:

                                         Three Months Ended  Six Months Ended
                                            June 30, 1996      June 30, 1996
                                            -------------      -------------
  Sales-
  Previously Reported                        $60,793,000       $110,705,000
  Acquired Companies                          17,696,000         35,632,000
                                             -----------       ------------
       Net Sales                             $78,489,000       $146,337,000
                                             -----------       ------------
                                             -----------       ------------

  Pro Forma Net Income-
  Previously Reported                        $ 2,023,000       $  2,966,000
  Acquired Companies                           (434,000)           (760,000)
                                             -----------       ------------
       Pro Forma Net Income                  $ 1,589,000       $  2,206,000
                                             -----------       ------------
                                             -----------       ------------

Prior to the acquisition, CCA elected to be treated as an S Corporation for Federal income tax purposes. Pro forma net income above includes an unaudited tax benefit for Federal and state income taxes at an effective rate of 40%.

NOTE 6: SUBSEQUENT EVENTS:

On July 22, 1997, the Company signed an agreement to purchase Red Sail Merchandising/The Corporate Choice, a San Francisco based distributor of
promotional products.    The acquisition is expected to be completed in the
third quarter of 1997 and will be accounted for under the purchase method of accounting.

NOTE 7: ACCOUNTING PRONOUNCEMENTS:

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock, and Statement No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE which continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statements are effective for financial statements for periods ending after December 15, 1997. Management believes that the adoption of these standards will not have a material effect on the quarters presented.

In the second quarter of 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the standard would not have a material effect on the quarters presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales for the second quarter of 1997 increased 15.8% to $90.9 million compared to $78.5 million in the corresponding quarter of 1996. The increase is primarily due to internal growth.

Gross profit increased 24.3% to $28.1 million (30.9% of net sales) in the second quarter of 1997 from $22.6 million (28.8% of net sales) in the second quarter of 1996. As a percentage of net sales, the increase is due to increased margins in the promotional products business, and a decrease in sales to Montgomery Ward & Co., Inc. (MW) which contributed to a lower gross profit percentage in the second quarter of 1996.

Selling expenses as a percentage of net sales increased slightly to 12.5% in the second quarter of 1997 ($11.3 million) compared to 12.1% in the second quarter of 1996 ($9.5 million). The increase as a percentage of net sales is attributable primarily to an increase in gross profit as a percentage of net sales and the decrease in sales to MW in 1997. Such sales are not subject to payment of the Company's standard commissions.

General and administrative expenses, as a percentage of net sales decreased to 12.7% in the second quarter of 1997 ($11.6 million) compared to 13.1% in the second quarter of 1996 ($10.3 million). The decrease is attributable to continued leverage of the Company's cost structure.

In connection with an acquisition accounted for as a pooling-of-interest, the Company incurred approximately $598,000 of non-recurring expenses for the second quarter of 1997.

In the second quarter of 1997 the Company had net interest expense of $407,000, compared to $108,000 of net interest expense in the second quarter of 1996. The increase is a result of working capital needs necessary to fund growth and an effort to speed up payments to vendors of acquired companies.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales for the first six months of 1997 increased 17.0% to $171.2 million compared to $146.3 million in the corresponding period of 1996. The increase is due primarily to internal growth.

Gross profit increased 30.2% to $53.0 million (31.0% of net sales) in the first six months of 1997 from $40.7 million (27.8% of net sales) in the corresponding period of 1996. As a percentage of net sales, the increase is attributable to the same reasons listed for the three month period above.

Selling expenses as a percentage of net sales increased slightly to 12.6% in the first six months of 1997 ($21.6 million) compared to 11.8% in the corresponding period of 1996 ($17.3 million). The increase is attributable to the same reasons listed for the three month period above.

General and administrative expenses as a percentage of net sales increased to 13.4% in the first six months of 1997 ($22.9 million) compared to 13.3% in the corresponding period of 1996 ($19.5 million). This increase is due to personnel and facilities costs necessary to support the Company's sales growth, partially offset by more efficient leverage of the Company's cost structure.

In connection with acquisitions accounted for as pooling-of-interests, the Company incurred approximately $2,654,000 of non-recurring expenses for the first six months of 1997.

In the first six months of 1997 the Company had net interest expense of $748,000, compared to $219,000 of net interest expense in the corresponding period of 1996. The increase is a result of working capital needs necessary to fund growth and an effort to speed up payments to vendors of acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio increased to 2.49 to 1 as of June 30, 1997 from
2.47 to 1 at December 31, 1996. Working capital was $65.6 million at June 30, 1997 compared to $58.3 million at December 31, 1996. Capital expenditures for property and equipment were approximately $2.9 million for the first six months of 1997, and management expects capital expenditures to be approximately $5.0 million for the full year of 1997, excluding acquisitions.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 2, 1997, the following proposals were adopted by the margins indicated.

  1. To elect ten directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

                                              Number of Shares
                                           For               Withheld
          Lou Weisbach                  18,309,989            37,662
          Linden D. Nelson              18,309,989            37,662
          Seymour N. Okner              18,309,989            37,662
          Richard A. Magid              18,309,989            37,662
          David C. Robbins              18,309,989            37,662
          David B. Hermelin             18,309,989            37,662
          Thomas Herskovits             18,309,989            37,662
          Jordon R. Katz                18,309,989            37,662
          Marshall J. Katz              18,309,989            37,662
          Neil A. Ramo                  18,309,989            37,662

  2.   To approve the HA-LO Industries, Inc. 1997 Stock Plan (Restated).

          For                           13,617,074
          Against                        2,163,003
          Abstained                         27,113
          Unvoted                        2,540,461

  3. To ratify the reappointment of the firm of Arthur Andersen LLP as the Company's independent auditors for 1997.

          For                           18,324,667
          Against                           11,797
          Abstained                         11,187


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits - None

    (b)   Reports on Form 8-K - None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HA-LO INDUSTRIES, INC.


Dated: August 14, 1997             /s/ GREGORY J. KILREA
                                   ----------------------------------
                                   Gregory J. Kilrea
                                   Duly Authorized Officer
                                   and Chief Financial Officer