Form 10-Q
period 1997-09-30
HA LO INDUSTRIES INC
filed 1997-11-12
CIK 891285

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1997 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ______to______

                         Commission file number: 0-20758

                               HA-LO INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

                Illinois                         36-3573412
      (State  or other jurisdiction            (IRS Employer No.)
            Identification
    of incorporation or organization)

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

As of November 4, 1997, the registrant had an aggregate of 20,673,821 shares of its common stock outstanding.

                           HA-LO INDUSTRIES, INC.
                                    INDEX

Part I.     FINANCIAL INFORMATION                          Page Number
                                                           -----------
            Item 1. Financial Statements.

            Balance Sheets as of September 30, 1997
            and December 31, 1996.                               2

            Statements of Income for the three months
            and nine months ended September 30, 1997             4
            and 1996.

            Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1996.                   5

            Notes to Financial Statements.                       6

            Item 2. Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations.                   9

PART II.    OTHER INFORMATION

            Item 4. Submission of Matters to a Vote             11
                    Of Security Holders.

            Item 6. Exhibits and Reports on Form 8-K.           11

Signatures                                                      12

                             PART 1. FINANCIAL INFORMATION


                                HA-LO INDUSTRIES, INC.

                             CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                              (Unaudited)         (Restated)
         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $  2,305,635        $  4,910,619
  Short-term investments                             -              2,908,370
  Receivables                                 101,988,800          74,004,096
  Related party receivable                      1,580,159                -
  Inventories                                  19,729,144          11,957,796
  Prepaid expenses & deposits                   5,837,749           4,172,539
                                             ------------         -----------
     Total current assets                     131,441,487          97,953,420
                                             ------------         -----------
PROPERTY AND EQUIPMENT, net                    17,837,924          14,689,285
                                             ------------         -----------

OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                            24,928,482          10,906,275
  Samples                                       1,376,630           1,216,429
  Other                                         2,560,579           2,066,918
                                             ------------         -----------
     Total other assets                        28,865,691          14,189,622
                                             ------------         -----------
                                            $ 178,145,102       $ 126,832,327
                                            =============       =============


        The accompanying notes are an integral part of these balance sheets.

                              HA-LO INDUSTRIES, INC.

                            CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                              (Unaudited)         (Restated)

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt          $  542,667         $  300,000
  Book overdraft                                 4,723,291          1,218,122
  Accounts payable                              37,604,343         23,644,275
  Accrued expenses                              18,821,467         12,725,472
  Due to related parties                              -               138,120
  Deferred taxes - current                       1,130,304          1,058,087
                                              ------------         ----------
    Total current liabilities                   62,822,072         39,084,076
                                              ------------         ----------
LONG-TERM DEBT                                  32,744,078         27,996,259
                                              ------------         ----------

DEFERRED LIABILITIES                             6,150,688          1,768,838
                                              ------------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                   -                   -
Common stock, no par value: 100,000,000
  shares authorized and 20,672,127 and
  20,183,876 issued and outstanding in
  1997 and 1996, respectively                   61,070,121         48,837,750
Other                                           (2,042,653)        (2,208,471)
Retained earnings                               17,400,796         11,353,875
                                              ------------         -----------
  Total shareholders' equity                    76,428,264         57,983,154
                                              ------------         -----------
                                            $  178,145,102      $  126,832,327
                                              ============         ===========


       The accompanying notes are an integral part of these balance sheets.

                                  HA-LO INDUSTRIES, INC.

                            CONSOLIDATED STATEMENTS OF INCOME

                                 FOR THE PERIODS ENDED
                               SEPTEMBER 30, 1997 AND 1996
                                      (Unaudited)


                                                       Three Months Ended                      Nine Months Ended
                                                 --------------------------------     --------------------------------
                                                 September 30,      September 30,     September 30,      September 30,
                                                     1997          1996 (Restated)        1997         1996 (Restated)
                                                 -------------     ---------------    -------------    ---------------
NET SALES                                        $ 98,296,781       $ 85,195,939      $269,520,713       $231,533,285

COST OF SALES                                      67,005,673         60,389,332       185,209,759        166,009,148
                                                   ----------         ----------       -----------        -----------
  Gross profit                                     31,291,108         24,806,607        84,310,954         65,524,137

SELLING EXPENSES                                   12,354,616          9,765,871        33,905,287         27,102,783
GENERAL AND ADMINISTRATIVE EXPENSES                12,376,794         10,379,559        35,278,924         29,865,268
NON-RECURRING CHARGES RELATED TO
  ACQUISITIONS                                           -             1,693,000         2,653,671          1,693,000
                                                   ----------         ----------       -----------        -----------
  Income from operations                            6,559,698          2,968,177        12,473,072          6,863,086

INTEREST EXPENSE, NET                                 525,447            345,473         1,273,045            563,934
                                                   ----------         ----------       -----------        -----------
  Income before taxes                               6,034,251          2,622,704        11,200,027          6,299,152

PROVISION FOR TAXES                                 2,417,127          1,193,808         4,483,651          3,116,363
                                                   ----------         ----------       -----------        -----------
  NET INCOME FOR THE PERIOD                      $  3,617,124       $  1,428,896       $ 6,716,376       $  3,182,789
                                                   ==========         ==========       ===========        ===========

PRO FORMA INCOME DATA:
  Net income as reported                                            $  1,428,896                         $  3,182,789
  Pro forma adjustment to income taxes                                  (145,621)                            (597,292)
                                                                      ----------                          -----------

PRO FORMA NET INCOME:                                               $  1,574,517                         $  3,780,081
                                                                      ==========                          ===========

EARNINGS PER SHARE (Pro forma for 1996):
  Primary                                        $       0.17       $       0.08       $      0.32       $       0.18
  Fully diluted                                  $       0.17       $       0.08       $      0.31       $       0.18
                                                 ============       ============       ===========       ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Primary                                          21,496,764         20,712,762        21,220,753         20,557,586
  Fully diluted                                    21,670,454         20,827,155        21,497,382         20,653,758
                                                 ============       ============        ==========        ===========




          The accompanying notes are an integral part of these statements.

                               HA-LO INDUSTRIES, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 and 1996
                                     (Unaudited)
                                                September 30,     September 30,
                                                    1997              1996
                                                ------------      ------------
                                                 (Unaudited)       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                       $  6,716,376       $  3,182,789
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                      3,968,331          3,482,688
Increase in cash surrender value                     208,541               -
Increase in deferred liabilities - other             125,709             12,507
Changes in assets and liabilities,
     net of effects of acquired companies -
  Receivables                                    (12,963,563)         2,567,341
  Inventories                                     (5,188,028)        (3,153,748)
  Prepaid expenses and deposits                   (1,225,103)        (2,023,409)
  Accounts payable, accrued expenses and
    due to related parties                         8,386,330         (4,513,116)
                                                 -----------        -----------
  Net cash provided by (used for)
    operating activities                              28,593           (444,948)
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment               (4,465,708)        (5,035,645)
Purchases of samples                                (482,100)          (398,549)
Decrease (increase) in short-term investments      2,908,370           (923,841)
(Increase) decrease in other assets                  (52,091)            37,300
Cash paid for acquisition,
    including deferred payments                   (4,164,429)        (1,766,850)
                                                 -----------        -----------
  Net cash used for investing activities          (6,255,958)        (8,087,585)
                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                  698,238         12,570,092
Increase(decrease) in book overdraft               2,973,289         (1,489,386)
Net proceeds from issuance of common stock         1,548,438            717,245
Dividend payments of acquired companies             (669,455)        (3,573,822)
Repurchase of common stock                          (901,056)          (579,185)
                                                 -----------        -----------
  Net cash provided by financing activities        3,649,454          7,644,944
                                                 -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                          (27,073)            (7,742)
                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND               (2,604,984)          (895,331)
  EQUIVALENTS
CASH AND EQUIVALENTS, beginning of period          4,910,619          3,095,373
                                                 -----------        -----------
CASH AND EQUIVALENTS, end of period             $  2,305,635       $  2,200,042
                                                 ===========        ===========

           The accompanying notes are an integral part of these statements.

                               HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1997

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

The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1996 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

The Articles of Incorporation of the Company were amended in the first quarter of 1997 increasing the number of common shares authorized from 25,000,000 to 100,000,000.

In the third quarter of 1997, options to acquire an aggregate of 108,945 shares of the Company's common stock were issued under the Company's stock plans at exercise prices ranging from $23.00 to $28.75 per share.
Additionally, 71,969 options were exercised in the third quarter at prices ranging from $2.80 to $20.80 per share.

The difference in the outstanding common shares as of September 30, 1997 and the common shares used in computing earnings per share for the third quarter of 1997 is shown in the following table:

                                                            1997
                                                            ----
    Common shares outstanding per balance sheet          20,672,127
    Effect of shares issuable under stock options
      after applying the treasury stock method            1,244,360
    Effect of using weighted average common shares
      outstanding during the period                        (246,033)
    Common shares used in computing fully diluted        ----------
      earnings per share                                 21,670,454
                                                         ==========

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the nine months ended September 30, 1997 and 1996 includes the following:

                                                       1997              1996
                                                       ----              ----
Issuance of common shares in connection
   with bonus                                   $    31,250          $   31,250

Issuance of common shares in connection with
 acquisition of businesses                      $10,252,160          $     -

Non-cash consideration in connection with
 acquistion of business                         $ 4,500,000          $     -

Recognition of tax benefits from options
 and restricted stock                           $ 1,301,567          $1,102,960

Conversion of non-operating assets to
 note receivable                                $ 1,530,159          $     -


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the third quarter of 1997, the director earned approximately $400,000 and was granted 9,100 options at fair value at the date of grant related to acquisitions.

Creative Concepts in Advertising, Inc. (CCA), a wholly owned subsidiary of the Company, leases its corporate headquarters from its Chief Executive Officer and Vice Chairman of the Board of the Company. Rental payments under this lease are $25,000 per month. The Company believes that the lease terms are no more or less favorable than otherwise could be obtained from unaffiliated third parties.

In connection with the acquisition by the Company of CCA, the Chief Executive Officer of CCA and Vice Chairman of the Board of the Company converted certain non-operating assets from CCA to a $1,530,159 note receivable. The note bears interest at 7.0% and is due no later than December 31, 1997.

NOTE 5. BUSINESS COMBINATIONS:

On September 24, 1997 and September 25, 1997, the Company acquired Joking S.p.A., an Italian-based distributor of promotional products, and Red
Sail Merchandising/The Corporate Choice, a San Francisco-based distributor of promotional products, respectively. The acquisitions are being accounted for under the purchase method of accounting and the results of operations are included in the financial statements from the date of acquisition.

A reconciliation of previously reported sales and earnings for acquisitions completed in the first nine months of 1997 and accounted for using the pooling-of-interests method of accounting follows:

                                   Three Months Ended         Nine Months Ended
                                   September 30, 1996         September 30, 1996
                                   ------------------         ------------------
  Sales-
  Previously Reported                  $65,110,000               $175,815,000
  Acquired Companies                    20,086,000                 55,718,000
                                       -----------               ------------
       Net Sales                       $85,196,000               $231,533,000
                                       ===========               ============
  Pro Forma Net Income-
  Previously Reported                 $  1,682,000                $ 4,648,000
  Acquired Companies                      (107,000)                  (868,000)
                                       -----------               ------------
       Pro Forma Net Income           $  1,575,000               $  3,780,000
                                       ===========               ============


Prior to their acquisition by the Company, certain entities elected to be treated as S Corporations for Federal income tax purposes. Pro forma net income above includes an unaudited tax benefit for Federal and state income taxes at an effective rate of 40%.

NOTE 6: SUBSEQUENT EVENTS:

On November 7, 1997, the Company acquired Bavelco, b.v.b.a., a Belgium-based distributor of promotional products. The acquisition will be accounted for under the purchase method of accounting.

NOTE 7: ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, Statement No. 129, DISCLOSURE OF INFORMATION
ABOUT CAPITAL STRUCTURE, Statement No. 130, REPORTING COMPREHENSIVE
INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These Statements become effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the standards would not have a material effect on the financial statements presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales for the third quarter of 1997 increased 15.4% to $98.3 million compared to $85.2 million in the corresponding quarter of 1996. The increase is primarily due to internal growth.

Gross profit increased 26.1% to $31.3 million (31.8% of net sales) in the third quarter of 1997 from $24.8 million (29.1% of net sales) in the third quarter of 1996. As a percentage of net sales, the increase is due to increased margins in the promotional products business, and a decrease in sales to Montgomery Ward & Co., Inc. (MW), which contributed to a lower gross profit percentage in the third quarter of 1996.

Selling expenses as a percentage of net sales for the third quarter of 1997 were 12.6% ($12.4 million) compared to 11.5% in the third quarter of 1996 ($9.8 million). The increase as a percentage of net sales is attributable primarily to an increase in gross profit as a percentage of net sales and the decrease in sales to MW in 1997. Such sales are not subject to payment of the Company's standard commissions.

General and administrative expenses as a percentage of net sales were 12.6% in the third quarter of 1997 ($12.4 million) compared to 12.2% in the third quarter of 1996 ($10.4 million). The increase is attributable primarily to higher personnel and occupancy costs necessary to support internal growth.

Operating results for the third quarter of 1996 include a $1.7 million non-recurring charge to complete an acquisition accounted for using the pooling-of-interests method of accounting.

In the third quarter of 1997 the Company had net interest expense of $525,000, compared to $345,000 in the third quarter of 1996. The increase is a result of working capital needs necessary to fund growth and an effort to speed up payments to vendors of acquired companies.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales for the first nine months of 1997 increased 16.4% to $269.5 million compared to $231.5 million in the corresponding period of 1996. The increase is due primarily to internal growth.

Gross profit increased 28.7% to $84.3 million (31.3% of net sales) in the first nine months of 1997 from $65.5 million (28.3% of net sales) in the corresponding period of 1996. As a percentage of net sales, the increase is attributable to the same reasons listed for the three month period above.

Selling expenses as a percentage of net sales increased slightly to 12.6% in the first nine months of 1997 ($33.9 million) compared to 11.7% in the corresponding period of 1996 ($27.1 million). The increase in the percentage is due to the same reasons listed for the three month period above.

General and administrative expenses as a percentage of net sales were 13.1% in the first nine months of 1997 ($35.3 million) compared to 12.9% in the corresponding period of 1996 ($29.9 million). The increase in the percentage is not significant.

In connection with acquisitions accounted for using the pooling-of-interests method of accounting, the Company incurred approximately $2.7 million and $1.7 million of non-recurring expenses for the first nine months of 1997 and 1996, respectively.

In the first nine months of 1997 the Company had net interest expense of $1.3 million compared to $564,000 in the corresponding period of 1996. The increase is a result of working capital needs necessary to fund growth and an effort to speed up payments to vendors of acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio decreased to 2.09 to 1 as of September 30, 1997 from 2.51 to 1 at December 31, 1996. The decrease is due to timing of the Company's trade disbursement schedule in relation to the quarter end. Working capital was $68.6 million at September 30, 1997 compared to $58.9 million at December 31, 1996. Capital expenditures for property and equipment were approximately $4.5 million for the first nine months of 1997, and management expects capital expenditures to be approximately $6.0 million for the full year of 1997, excluding acquisitions.

The Company has an unsecured credit facility totaling $65 million, consisting of a $45 million revolving line of credit and $20 million term acquisition loan. The facility bears interest at either prime less
 .25% or LIBOR plus between .375% and 1% based on a defined ratio. The Company anticipates that the available funds from this facility will be adequate to satisfy its operating cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis of Financial Condition and the Results of Operation" regarding the amount and nature of planned capital expenditures and the Company's belief that available borrowings under its credit facility will be sufficient to satisfy its future operating cash needs are forward-looking statements that involve substantial risKs and uncertainties. Actual results could differ materially from those implied by such forward-looking statements.

PART II.  OTHER INFORMATION

Item  4.  Submission  of Matters to a  Vote  of  Security Holders

                               None

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits - None

    (b)   Reports on Form 8-K - None.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HA-LO INDUSTRIES, INC.


Dated:  November 12, 1997          /s/ GREGORY J. KILREA
                                   ---------------------
                                   Gregory J. Kilrea
                                   Duly Authorized Officer
                                   and Chief Financial Officer