Form 10-K
period 1997-12-31
HA LO INDUSTRIES INC
filed 1998-03-31
CIK 891285

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K
(Mark One)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the Fiscal Year Ended December 31, 1997 or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the Transition Period from ______to______

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EXCHANGE ON
   TITLE OF EACH CLASS                                WHICH REGISTERED
--------------------------                        -----------------------
Common Stock, No Par Value                        New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, no par value
                    --------------------------
                      (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent  filers pursuant  to  Item
 405 of Regulation S-K is  not  contained herein,   and  will  not  be
contained,  to  the  best   of registrant's  knowledge, in definitive proxy
or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The   aggregate  market  value  of  voting  stock  held   by
stockholders who were not affiliates of the registrant was approximately $552,191,800 as of March 23, 1998 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 23, 1998, the registrant had issued and outstanding an aggregate of 21,355,937 shares of its common stock.


             DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 1997 Annual Report to Shareholders and of the proxy statement for the
Annual Meeting of Shareholders to be held on June 2, 1998 described in Parts II, III and IV hereof are incorporated by reference in this report.

                           PART I

ITEM 1. BUSINESS

GENERAL

    HA-LO Industries, Inc. ("HA-LO" or the "Company") is the largest and one of the fastest growing marketers and distributors of promotional products in the United States. Its approximately 700 core sales representatives market and sell promotional products primarily to large and mid-sized corporations. The Company has 25 showrooms located throughout the United States, Canada and Europe in which it displays some of the more than 300,000 promotional products available from the Company's network of over 2,500 vendors. The Company and its sales representatives develop innovative promotional products and programs that are tailored to satisfy its customers' specific needs. Promotional products, which generally are articles of merchandise imprinted or otherwise customized with a customer's name, logo or message, are utilized by the Company's customers for marketing, employee incentives and customer gifts and giveaways. Promotional products include (i) apparel, such as jackets, sweaters, hats and golf shirts, (ii) business accessories, such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards, such as trophies and plaques, and (iv) other miscellaneous items, such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company has obtained exclusive rights to distribute promotional products to corporate customers in the United States and Canada using merchandise manufactured by Champion Products, Inc. and Roots, Canada, Inc. HA-LO also has entered into a joint marketing relationship with Sony Signatures, a division of Sony Corporation of America and one of the lead sponsors of World Cup France '98.

    Through its Market USA Subsidiary, the Company also provides telemarketing and customer management services to its clients. Other services offered by the Company include sports marketing, event planning and advertising.

    The Company's over 30,000 customers include manufacturing, financial service, broadcasting, technology, consumer product and communications companies as well as professional sports teams. Selected customers of the Company include Ford Motor Company, Abbott Laboratories, General Electric, Allied Signal, Ameritech Corporation, General Mills and the Green Bay Packers.

INDUSTRY

    According to Promotional Products Association International, the United States market for promotional products, measured by distributors' sales, has grown from approximately $4.5 billion in 1989 to approximately $9.5 billion in 1996, a compound annual growth rate of 11.3%. The promotional products industry is highly fragmented and, according to industry sources, is undergoing consolidation. There currently are more than 15,000 distributors of promotional products in the United States. Distributors tend to be closely-held entities with a local or regional focus ranging from one-person, one-product businesses who bring sample cases and suppliers' catalogs to their customers, to entities similar to the Company, which maintain showrooms to assist customers in selecting from an array of available products. Industry sources estimate that approximately 98% of promotional products distributors had sales of $2.5 million or less in 1996, with the 25 largest suppliers accounting for less than 18% of total industry sales. Many of the larger distributors are also manufacturers (or affiliates of manufacturers) of products traditionally used in the promotional products industry.

    Management believes that as conventional forms of advertising become more expensive, companies will increasingly seek alternative methods of promotion. Promotional products and programs generally represent a lower cost alternative to more traditional advertising and can be utilized by companies to deliver specific messages to targeted recipients. Because promotional products are designed to be utilized by the recipient over an extended period of time, these products enjoy repeated exposure and reinforce a brand name or marketing message.

    The Company believes that many companies increasingly are patronizing a limited number of promotional products suppliers and are focusing on sole-source, full-service distributors. The criteria for selecting a distributor include such factors as cost, quality and responsiveness, as well as whether a distributor has full-service capabilities, such as design and customization services and the ability to develop marketing programs. Many of the Company's customers are requiring their suppliers to reduce marketing costs and provide increasing support for upfront design and marketing program management services. Generally, distributors with sufficient size, capabilities and financial resources to meet such demands can best satisfy these requirements. These changes are providing an opportunity for full-service providers of promotional products, such as the Company, to grow by acquiring new customers previously served by smaller competitors.

    The telephone-based marketing industry also is highly fragmented and competitive, and includes both captive and independent companies. According to the Direct Marketing Association, $85 billion was spent on telephone-based direct marketing in 1996, which is approximately twice the amount spent a decade earlier. This significant industry growth has prompted the need for technologically advanced high volume call centers dedicated to providing telephone-based marketing services for clients on an outsourced basis. In addition, many large companies are continuing to focus on their core competencies and are outsourcing their non-core functions. The advantages of telephone-based marketing, which include high response rates, low cost per transaction, direct interaction with customers and the ability to immediately respond to customer inquiries, make it an attractive alternative to other forms of direct marketing and provide expansion opportunities for the Company.

PRODUCTS AND SERVICES

    PROMOTIONAL PRODUCTS. Promotional products generally are articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message, which are used for marketing to, providing sales incentives and awards for and developing goodwill among a targeted audience. Promotional products include (i) apparel, such as jackets, sweaters, hats and golf shirts, (ii) business accessories, such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards, such as trophies and plaques and
(iv) other miscellaneous items, such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company's sales representatives work with each customer to develop a marketing program that utilizes promotional products designed to reach the specific audience targeted by the customer.

    When a concept for a new promotional product is designed, the Company's full-service, self-contained art department generally has the capability to produce, within 24 hours, a visual representation of the product for customer approval. The art department employs full-time artists with experience in illustration, graphics and typography, as well as in designing corporate logos. Further, the Company's personnel utilize the latest design software and equipment and have access to thousands of pieces of artwork. The Company's in-house production department performs limited engraving, hot stamping and silk screening on samples and on finished products, which enables the Company to produce samples on short notice and satisfy customer requests for last minute orders. The Company's believes that its multiple design and production facilities distinguish it from many of its competitors.

    The Company also provides corporate fulfillment services, which enable a customer to purchase a large quantity of promotional products that the Company then stores in its warehouses and ships from time-to-time in small quantities at the direction of the customer. Corporate fulfillment programs generally are implemented in conjunction with a customer catalog or brochure featuring the type of customized products available for shipment. The Company's corporate fulfillment programs afford large customers lower per unit costs and the ability to receive timely deliveries of small quantities as needed. The Company currently is providing corporate fulfillment services for a number of customers, including General Electric, Allied Signal, Guinness, U.S. Cellular and Sports Illustrated.

    HA-LO also provides its clients with comprehensive marketing support through the following services: custom product development, from concept design to sourcing and distribution; graphic services and design program development; and catalog design for both paper and electronic formats. The Company also provides computerized inventory reports that assist the customer in monitoring its marketing efforts and, on request, automatically reorders products at predetermined levels.

    TELEMARKETING. In addition to its core promotional products business, the Company also creates, manages and conducts large scale outbound telemarketing programs for large corporate clients, primarily in the insurance and financial
service industries.   Market USA maintains a network of more than 2,100
telephone service representatives ("TSRs") and 300 licensed insurance agents who provide script development, telephone-based direct sales, database analysis and management, consultation and program design, as well as customer lead acquisition services, to clients. It currently operates over 1,200 workstations in 19 call centers located primarily throughout the Midwestern United States and Canada.

    Outbound telemarketing consists of direct sales, research and service activities that commence when Market USA places calls to parties targeted by its client to offer the client's products or services. Market USA generally receives customer data files electronically from its clients. These files have been preselected to match the demographic profile of the targeted customer for the product or service being offered and contain each targeted customer's name, address, phone number and other relevant data. Market USA's data management systems sort the records and electronically assign them to one of its call centers. Telephone calls are controlled by computerized call management systems that utilize predictive dialers to automatically dial the numbers in the files, determine if a live connection is made and present connected calls to a TSR who has been trained for the client's program. When a call is presented, the customer's name, other information about the customer and the program script simultaneously appear on the TSR's computer screen. The TSR then uses the script to solicit an order for the product or service or to request information that will be added to the client's database.

    During the course of each telemarketing program, Market USA carefully monitors its representatives to ensure strict compliance with the script and to monitor quality and efficiency. Market USA's extensive call monitoring programs and information systems also enable it to provide clients with hourly reports, if desired, on the status of an outgoing telemarketing campaign. Access to such data enables Market USA's clients to modify or enhance an ongoing program and modify it to improve its effectiveness.

    INTEGRATED MARKETING SERVICES. The Company's ability to provide integrated marketing services that complement its promotional products and telemarketing businesses differentiates it from the more than 15,000 other companies in the promotional product industry. The Company's current operating divisions include the following:

         DUNCAN & HILL. Duncan & Hill is a full-service advertising and marketing communications agency that provides both strategic and creative development of marketing campaigns for all media. Services provided by Duncan & Hill include positioning, strategic planning, market research and media planning and buying.

         EVENTS BY HA-LO-Registered Trademark-. Events by HA-LO-Registered Trademark- is a corporate event production company specializing in orchestrating corporate meetings, seminars events and incentive programs. For example, Events by HA-LO-Registered Trademark- developed a series of seminars to enable a large corporate client to present its capabilities to potential customers in markets through the country. Events by HA-LO-Registered Trademark- developed the theme and the staging of the seminars, and then arranged venues in cities across the United States to host these "road show" presentations.

         HA-LO SPORTS-Registered Trademark-.  HA-LO Sports-Registered
    Trademark- helps customers achieve their business goals and objectives using sports and entertainment marketing opportunities. HA-LO
    Sports-Registered Trademark- provides services such as development and negotiation of sponsorship arrangements and athlete and celebrity endorsements, event creation and operation and sponsorship sales.

GROWTH STRATEGY

    The Company's goal is to continue being the leading marketer and distributor of promotional products in the United States and become the leading marketer and distributor internationally. Specific elements of the Company's growth strategy include:

    GROW INTERNALLY. The Company seeks to continue to grow by adding more sales representatives, opening additional showrooms and increasing the productivity of its current sales force. During 1997, over 50 experienced sales representatives joined HA-LO (excluding sales people previously associated with acquired businesses), primarily from other companies in the promotional products industry. Industry sales representatives are attracted to HA-LO for many reasons, including HA-LO's purchasing power, managerial expertise, financing capabilities, exclusive product arrangements, national and international fulfillment capabilities, corporate visibility and the full range of marketing services offered to its clients. The Company has successfully increased the productivity of its sales representatives through performance-based compensation, general sales training, educating sales representatives regarding HA-LO's various services and providing financial incentives to sales representatives who successfully cross-sell such services, increased fulfillment capabilities, exclusive product lines, sophisticated systems and increased visibility in the market place.

    The Company currently has 25 showrooms throughout the United States, Canada and Europe that provide customers with the opportunity to view products and develop ideas for additional products and programs that can be used in the customers' marketing or advertising campaigns. The Company plans to continue to add sales representatives and open additional showrooms.

    The Company believes that there is significant opportunity to expand its telemarketing business by targeting new clients in the insurance and financial services industries that are seeking to outsource their telemarketing programs. The Company believes Market USA has a competitive advantage in competing for these new clients because of its expertise and reputation for quality service with clients in these industries. For example, Market USA currently has more than 300 licensed insurance agents in the United States and Canada, which the Company believes is more than any of its direct competitors.

    PURSUE ACCRETIVE, STRATEGIC ACQUISITIONS. The Company believes that there are significant opportunities in the fragmented promotional products industry to acquire high-quality companies, which provide the Company with additional sales representatives and established customer bases and which would enable the Company to enter new geographic markets quickly. Since January 1, 1993, the Company has completed 18 acquisitions in the promotional products industry. The Company has demonstrated its ability to successfully integrate newly acquired businesses into its existing operations and improve the performance and profitability of acquired businesses. In addition, the Company intends to take advantage of the fragmented nature of the telemarketing industry by making strategic acquisitions. Through selected strategic acquisitions, Market USA intends to provide telemarketing services to customers in additional industries or complement its client base in one of its current industry specializations.

    EXPAND EXISTING CUSTOMER RELATIONSHIPS. The Company has developed strong customer relationships with large organizations, many of which have significant marketing budgets. Such relationships enable the Company to identify new business opportunities and to quickly respond to customer needs in the early stages of a marketing program, thereby increasing its sales volume. The Company believes that it has many opportunities to further penetrate its existing customer base by continuously introducing new and creative promotional products and programs and cross selling to customers the Company's complementary value-added marketing services. In addition, as customers seek to centralize their promotional products purchases, the Company believes it has a substantial opportunity to obtain a greater share of its customers' total purchases. Market USA also seeks to capture a greater share of its clients' direct sales activities and cross-sell to its existing clients other telemarketing related services. For example, Market USA initially was retained by Allstate Insurance to provide telephone sales of insurance policies and, as a result of such providing services, was retained to create a lead acquisition program for Allstate's insurance agents.

    OBTAIN ADDITIONAL EXCLUSIVE SUPPLY CONTRACTS. The Company seeks to offer brand name merchandise to its customers at attractive prices by entering into exclusive distribution agreements with high-end suppliers. During 1997, the Company signed exclusive supply contracts with Champion Products, Inc. (Champion), a division of Sara Lee Corporation, which gives HA-LO exclusive rights to sell branded Champion apparel to the corporate promotional market in the United States and Canada. Champion is a leading manufacturer, distributor and retailer of premier athletic clothing and apparel. In addition, in July 1997 the Company signed an exclusive distribution agreement with Roots, Canada, Inc. (Roots) to sell branded Roots products to the corporate promotional markets in the United States and Canada. Roots is a manufacturer of high-quality leather jackets, luggage and accessories as well as active wear. The Company internally developed catalogs featuring Champion and Roots merchandise for its sales representatives to use in presenting product alternatives to their clients. The Company plans to sign additional exclusive distribution contracts to ensure high quality merchandise for its customer and continue to increase its brand awareness.

    PROVIDE COMPREHENSIVE PROMOTIONAL AND TELEMARKETING SERVICES. Since January 1, 1993, the Company has expanded its business into non-promotional product markets to capitalize on the trend towards "one-stop shopping" and to better leverage its customer base. The Company seeks to offer its customers a comprehensive array of promotional and marketing services. In addition to its core promotional products offerings, the Company also offers outbound and, to a lesser extent, inbound telemarketing, full-service advertising and marketing, sports marketing and events planning services. The Company continuously is exploring other services, such as licensing, sales promotion and other business marketing services, that would complement its current service offerings and facilitate the sale of additional promotional products to its customers.

    INCREASE BRAND IDENTITY AND CORPORATE VISIBILITY. A significant part of the Company's marketing efforts have been directed towards increasing public recognition of the HA-LO brand name. The Company has successfully marketed itself through associations with professional sports teams and by advertising at major sports arenas and events. Professional sports teams displaying the HA-LO name include the San Diego Padres, Oakland Athletics, Cincinnati Reds, Houston Astros, Detroit Tigers, New York Mets, New York Yankees, Pittsburgh Pirates and Montreal Expos. The Company also has created an exclusive line of apparel known as "HA-LO Casuals" and a line of general merchandise known as the "HA-LO Global" collection. The Company believes that these high visibility promotional relationships and branded products have greatly increased its name recognition in the promotional products industry and it intends to pursue additional sports related marketing opportunities and develop additional lines of exclusive products to offer to its customers. The Company's national presence, broad product capabilities and status as a public company differentiates it from its competitors, thereby increasing its business opportunities and enabling it to attract new sales representatives and acquisition opportunities.

BUSINESS STRATEGIES

    EXPAND PRODUCT LINE AND LEVERAGE BUYING POWER. The Company seeks to offer its customers a wide range of high-quality promotional products. Currently, the Company has access to over 300,000 types of promotional products from more than 2,500 vendors located primarily throughout North America and the Far East, including premium name brand merchandise typically available only through leading department and specialty stores. The Company's broad product line provides its customers with comprehensive, one-stop shopping for most of their promotional products and advertising specialty needs. As the nation's largest distributor of promotional products, the Company has successfully negotiated preferred pricing and rebate programs from many of its vendors and has developed relationships with reliable overseas manufacturers that satisfy the Company's strict quality and delivery standards. The Company believes its sales volume and financial strength have earned it a reputation as a low-cost, high-service provider of promotional products.

    PENETRATE CLIENT BASE THROUGH CROSS SELLING. By offering its customers a comprehensive array of promotional and marketing services, the Company has positioned itself to benefit from the corporate trends toward utilizing a limited number of preferred vendors and outsourcing non-core functions. In addition to its core promotional product offerings, the Company also offers telemarketing, advertising agency services, sports marketing and events planning services. The Company has implemented an ongoing training and education program to enable its sales representatives to effectively cross-sell other HA-LO marketing services to their customers. HA-LO sales representatives also receive financial incentives based on their success in cross selling.

    LEVERAGE FLEXIBLE EXPENSE STRUCTURE. The Company's organizational structure minimizes fixed overhead costs by: (i) compensating its sales force almost exclusively on a commission basis, (ii) handling a substantial majority of its sales via direct shipment from the vendor to the customer, thereby minimizing the Company's inventory carrying costs and

(iii) centralizing primary corporate functions, such as accounting, human resources, warehousing and information systems. The Company believes that the high proportion of its variable expenses relative to its fixed costs results in less fluctuations in its profitability.

    OFFER SOPHISTICATED DESIGN AND DELIVERY CAPABILITIES. The Company seeks to position itself as an integral part of its customers' overall marketing and advertising programs by offering more sophisticated services than the typical, small promotional products distributor. The Company's in-house design and production department enables it to provide individually designed solutions to all of its customers' marketing needs. Once a new promotional products concept has been designed, the Company's full-service, self-contained art department has the capability, generally within 24 hours, to produce a visual representation of the product for customer approval. The Company can design and produce complete catalogs of promotional products, both in print and electronic format. In addition, the Company's relationships with a wide range of suppliers enable the Company to consistently deliver high-quality products to its customers on a timely basis. The Company believes that these capabilities enable it to attract new customers and to obtain a greater percentage of its customers' marketing and promotional products orders.

    PROVIDE SOPHISTICATED SYSTEMS CAPABILITIES. The Company's principal offices provide centralized accounting, human resources, warehousing, and information systems services. The Company currently is upgrading its information system to link the Company's offices and sales representatives and enable sales representatives to receive detailed information regarding their customers' purchasing patterns, payment history and order status.

WORLD WIDE SERVICE/INTERNATIONAL EXPANSION

    The Company has successfully grown by offering a wide range of services and offering its services on a national and international basis. The Company currently services most of its customers' international operations out of the Company's domestic offices; however, in many cases a customer's needs would be better satisfied on a local basis. During 1997, the Company acquired two promotional products distributors in Europe and will continue actively seeking international acquisitions to further establish a foundation for obtaining more international business.

PURCHASING

    The Company purchases products directly from manufacturers and typically arranges to have the customer's name, logo or advertising message imprinted on the products by the manufacturer or another third party. A majority of all promotional products sold by the Company are shipped directly by the manufacturer or third party supplier to its customers. The remaining products are warehoused by the Company in conjunction with its corporate fulfillment programs.

    The Company's information system allows it to electronically identify products that are available from over 2,500 vendors and to make product specifications, prices and pictures immediately available to its sales representatives and customers. The Company also has developed its own catalogs which depict a selection of the broad range of products available through the Company, including unique items developed by the Company.

    As the nation's largest distributor of promotional products, the Company has been able to successfully negotiate preferred pricing and rebate programs from many vendors. The Company has developed relationships with U.S. and overseas manufacturers that meet the Company's strict quality and delivery standards and enable the Company to be very competitive on pricing large orders. The Company generally is required to order products further in advance from foreign manufacturers than from its domestic suppliers. The Company is not dependent upon any single manufacturer.

PERSONNEL

    The Company believes a key component of its success is the quality of its employees and sales representatives and it is continually refining its approach to hiring, training and motivating qualified employees and personnel. Approximately 700 core sales representatives, the majority of whom are independent contractors, currently market the Company's promotional products. The Company believes that it will continue to attract and retain high-performing sales representatives and high-quality employees through a combination of its performance-based compensation structure, purchasing power, managerial expertise, financing capabilities, exclusive product arrangements, national and international fulfillment capabilities, corporate visibility and ability to provide a full range of marketing services to its clients. The terms of the Company's customary form of sales representative arrangement provide for the representative to receive a commission in an amount equal to a percentage of the gross profit from the sale of products attributable to that person. All orders taken by the representative must comply with the pricing and other policies of the Company and are subject to acceptance by the Company. Typically, a representative has no assigned or exclusive territory.

    As of December 31, 1997, the Company employed approximately 1,000 people in its promotional products business and 3,000 people in its telemarketing business. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its relationship with its employees is excellent.

CUSTOMERS

    The Company's promotional product customers include manufacturing, financial service, broadcasting, consumer product and communications companies as well as professional sports teams. Market USA provides telemarketing services to customers primarily in the insurance and financial services industries. Selected customers of the Company include Ford Motor Company, Abbott Laboratories, General Electric, Allied Signal, Ameritech Corporation, General Mills and the Green Bay Packers. For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's net sales.

BACKLOG

    With respect to its promotional products business, the Company usually has a modest backlog, which it defines as firm orders placed with suppliers but for which the promotional products have not yet been shipped to the customer. As of February 27, 1998, the Company had a backlog of firm orders of approximately $28,838,000, substantially all of which the Company believes will be shipped by the end of the second quarter of 1998.

PATENTS AND TRADEMARKS

    The Company believes the "HA-LO" name is important to its business. The Company has registered the following trademarks: "HA-LO Advertising Specialties", "HA-LO Marketing and Promotions", "Events by HA-LO" and
"HA-LO Sports".

COMPETITION

    The promotional products industry is highly fragmented and competitive and the cost of entry is low. The Company's existing competitors and new companies that may enter the market may have substantially greater financial and other resources than HA-LO. The Company also competes for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. The primary bases for competition are customer service, creativity, customer relationships, product innovation and pricing. The Company believes its national and international distribution capabilities, and its complementary, value-added marketing services, provide it with a competitive advantage; however, these capabilities also may result in higher administrative costs than those incurred by certain of HA-LO's smaller competitors. In addition, several of the Company's competitors are manufacturers as well as distributors and may enjoy an advantage over the Company with respect to the cost of the goods they manufacture.

    The telephone-based direct marketing industry in which

Market USA operates also is highly fragmented and competitive. In-house telemarketing and customer services organizations comprise by far the largest segment of the industry and Market USA competes with the in-house operations of its clients and potential clients. Market USA also competes with non-captive telemarketing and customer service corporations ranging in size from small firms offering special applications or short-term projects to large, publicly traded companies. Some of Market USA's services also compete with other forms of direct marketing such as mail, television and radio advertising. Market USA believes that the principle competitive factors in the telemarketing industry are reputation for quality, sales and marketing results, price, technological expertise and the ability promptly to provide clients with customized solutions to their sales and marketing needs. Some of Market USA's competitors have greater financial and technical capabilities and resources than the Company.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in 150,000 square feet of leased office and warehouse space in Niles, Illinois, a suburb of Chicago, which include a 2,500 square foot showroom.

    Market USA also leases its call center facilities. The leases for these facilities generally expire between 1998 and 2000 and most contain renewal options. The Company believes its facilities are adequate for its current operations, but that additional facilities will be required to support growth. The Company also believes that additional or alternative facilities will be available for lease as needed at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      The Internal Revenue Service (the "IRS") has completed its field audit examination of the Company's federal employment tax returns for the years ended December 31, 1994 and 1993. This examination included a review of the facts, circumstances and legal authority supporting the Company's position that its independent sales representatives of promotional products have properly been treated as independent contractors for federal employment tax purposes. The IRS examination has been concluded without penalty or assessments of additional employment tax.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1997.

                           PART II

Item  5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY  AND RELATED
STOCKHOLDER MATTERS

       Reference is made to "Note 15. Market for the Registrant's Common Equity and Related Stockholder Matters" of the Company's financial statements to appear in the Company's Annual Report to Shareholders for 1997 ("Annual Report"), as well as to note (d) in the Selected Financial Data of the Annual Report, all of which are incorporated herein by reference.

The Company has not paid a cash dividend on its common stock since its initial public offering in 1992. The Company does not intend to pay such dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

      Reference is made to the Selected Financial Data to appear in the Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Conditions and Results of Operations to appear in the Annual Report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Balance Sheets as of December 31, 1997 and 1996, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997, and Notes to Financial Statements to appear in the Annual Report, and the Report of Arthur Andersen LLP to appear in the Annual Report, are incorporated herein by reference.

      Selected Quarterly Operating Results (Unaudited) to appear in the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company are as follows:


     Name            Age      Position with the Company
     ----            ---      --------------------------
Lou Weisbach         49     Chairman of the Board, President and
                              Chief Executive Officer

Linden D. Nelson     37     Director, Vice Chairman  of the Board
                             and Chief Executive Officer of
                             Creative Concepts in Advertising, Inc.

Seymour N. Okner    71      Director, Chief  Executive Officer of
                              Market USA, Inc. and  Marusa Marketing,
                              Ltd.

Richard A. Magid     39     Director, Treasurer, Chief Operating
                              Officer and Assistant Secretary

David C. Robbins     45     Director, Executive Vice President

Gregory J. Kilrea    34     Chief Financial Officer

Bradford S. Kerr     43     Chief Information Officer

Michael P. Nemlich   46     Vice President - Corporate Development/
                              Financial Relations

Barbara G. Berman    53     Vice President - Retail Accounts and
                              Secretary

Barry T. Margolin    31     Vice President - Finance and Planning,
                              Corporate Controller and Assistant
                              Secretary

Sabina Filipovic     37     Vice President - Administration and
                              Assistant Secretary

David Blumenthal     35     Vice President

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

      Mr. Kerr was appointed Chief Information Officer of the Company in February 1998. From June 1997 until joining the Company in 1998, he was the Vice President of Information Technology at Conseco. From August 1996 through June 1997, he was the Senior Vice President and Chief Information Officer at Pioneer Financial Services, Inc. Prior to this Mr. Kerr held management positions at CNA Insurance, Digital Equipment Corporation and Baxter International.

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

      Mr. Margolin was appointed Vice President - Finance and
Planning and Assistant Secretary in March of 1996 and has been the Corporate Controller since January of 1993. From 1988 until joining HA-LO in 1993, he was employed by the accounting firm of Arthur Andersen LLP as an audit and financial consultant.

     Ms. Filipovic was appointed Vice President - Administration in March of 1996. She was the Director of Administration/Human Relations from March of 1994 to March of 1996. From July of 1984 through March of 1994, she held various positions throughout the Company and for the Company's predecessor.

     Mr. Blumenthal was appointed Vice President in March of 1996. From March of 1995 through March of 1996, he was Director of Information Systems. He started with HA-LO in 1981 and has held various positions with the Company and its predecessor.

      Additional information required by Item 10 regarding Directors and Executive Officers is incorporated by reference from the "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" sections of the Company's 1998 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" Sections of the Company's 1998 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The information required by Item 12 is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" Sections of the Company's 1998 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1.   Financial  Statements  (incorporated  herein   by
          reference to the Company's Annual Report for the year ended December 31, 1997)
           (i)  Report of Independent Public Accountants;
          (ii)  Consolidated Balance Sheets-December 31,
                1997 and 1996;
         (iii) Consolidated Statements of Income for each of the three years in the period ended
                December 31, 1997;
          (iv)  Consolidated Statements of Shareholders'
                Equity for each of the three years in the period ended December 31, 1997;
           (v) Consolidated Statements of Cash Flows for each of the three years in the period ended
                December 31, 1997; and
          (vi)  Notes to Financial Statements.

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

(b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 1997.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998


                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:       GREGORY J. KILREA
                                 -----------------------
                                   Gregory J. Kilrea
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:


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

     /s/ DAVID C. ROBBINS       Director, Executive Vice President
     --------------------
       David C. Robbins

    /s/ RICHARD A. MAGID        Director, Treasurer,
    ---------------------       Chief Operating Officer, and Assistant Secretary
      Richard A. Magid

    /s/ THOMAS HERSKOVITS       Director
    ---------------------
      Thomas Herskovits

    /s/ JORDON R. KATZ          Director
    ---------------------
       Jordon R. Katz

    /s/ MARSHALL J. KATZ        Director
    ---------------------
      Marshall J. Katz
    ---------------------

       /s/ NEIL A. RAMO         Director
    ---------------------
          Neil A. Ramo

    /s/  ROBERT SOSNICK         Director
    ---------------------
        Robert Sosnick

      /s/  S. N. OKNER          Director, Chief Executive
    ---------------------       Officer of
         S. N. Okner            Market USA, Inc. and
                                Marusa Marketing, Ltd.

                                HA-LO INDUSTRIES, INC.

                                    EXHIBIT INDEX



Exhibit
  No.       Description of Exhibit
--------------------------------------------------------------------------------
 3.1      Restated Articles of Incorporation of the Company. (1)
 3.2      Amended and Restated Bylaws of the Company. (8)
 3.3      Articles of Amendment to the Articles of Incorporation of the
          Company, dated August 29, 1994. (4)
 3.4      Articles of Amendment to the Articles of Incorporation of the Company,
          dated February 21, 1997. (8)
 4.       Specimen of Stock Certificate for Common Stock. (1)
10.1      Employment Agreement, dated as of January 1, 1992, between the Company and Lou Weisbach. (1,9)
10.2      Agreement and Plan of Merger and Amalgamation dated as of June 14,
          1996 among the Company, HA-LO Acquisition Corporation, Inc., HA-LO
          Acquisition Corporation of Canada Ltd., Market USA, Inc., Marusa Marketing
          Inc., Marusa Financial Services Ltd., Nerok Verifications, Inc. and the
          shareholders of Market USA, Inc. and Marusa Marketing Inc. (6)
10.3      Agreement and Plan of Merger and Plan of Reorganization dated as of
          October 29, 1996 by and among the Company, HA-LO Acquisition Corporation of Michigan, Inc., Creative Concepts in Advertising, Inc., Creadis Group
          Inc., 1132832 Ontario  Inc., 1132831 Ontario Corp., and the shareholders of
          Creative Concepts in Advertising, Inc., 1132832 Ontario Inc., and 1132831
          Ontario Corp. (8)
10.4      Employment Agreement, dated as of September 30, 1996, between the Company,
          Market USA, Inc. and Seymour N. Okner. (6,9)
10.5      Agreement, dated October 15, 1991, between the Company and RMI, Inc. (1,9)
10.6      Agreement, dated March 15, 1994, by and between the Company and Marshall J. Katz. (4,9)
10.7      HA-LO Industries, Inc. Stock Plan. (1,9)
10.8      HA-LO Industries, Inc. Key Employee Incentive Plan. (1,9)
10.9      Exclusive Premium Purchasing Agreement, dated January 11, 1995, between Montgomery Ward & Co., Incorporated and the Company. (4)
10.10     Stock Purchase Agreement, dated January 11, 1995, between the Company and Merchant
          Partners, L.P. (4)
10.11     Warrant agreement between the Company and Merchant Partners, L.P., dated
          January 11, 1995. (4)
10.12     Form of Indemnity Agreement between the Company and each of its directors and officers. (1,9)
10.13     Agreement between David C. Robbins and the Company dated October 25, 1994. (4)



10.14     Agreement between David C. Robbins and the Company dated February 1, 1995. (4)
10.15     Building Lease, dated December 30, 1992, between the Company and LaSalle National
          Trust N.A. No. 115722. (2)
10.16     Agreement, dated as of March 17, 1997, between the Company and Marshall J. Katz. (8,9)
10.18     Amendment of October 1996 to Bonus Shares Agreement, dated February 1, 1995, between the Company and David C. Robbins. (8,9)
10.19     Employment Agreement, dated as of January 3, 1997, between the Company and
          Linden D. Nelson. (8,9)
10.20     Employment Agreement, dated as of April 15, 1996, between the Company and
          Gregory J. Kilrea.  (8,9)
10.21     Employment Agreement, dated as of April 15, 1996, between the Company and
          Michael Nemlich. (8,9)
10.22     Negotiable Promissory Note, dated August 16, 1993 from the Company to Facility
          Capital Corporation and Notice and Acknowledgment of  to Comerica Bank - Illinois. (3)
10.23     HA-LO Industries, Inc. Stock Plan (as amended and restated) (4,9)
10.24     Sales Representative Agreement, dated July 21, 1993, between the Company and Neil Ramo. (3,9)
10.25     Second Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted
          October 28, 1995.  (5)
10.26     Third Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted on
          February 26, 1996. (5)
10.27     First Amendment to Exclusive Premium Purchasing Agreement, dated December 27, 1995, between
          Montgomery Ward & Co., Incorporated and the Company.  (5)
10.28     First Amendment to Warrant, dated December 27, 1995, between the Company and Merchant Partners, L.P.
          (relative to January 11, 1995 Warrant). (5)
10.29     Warrant, dated December 27, 1995, from the Company to Merchant Partners, L.P. (5)
10.30     Employment Agreement, dated as of March 15, 1995, between the Company and Richard A. Magid. (5,9)
10.31     Employment Agreement, dated as of December 29, 1995, by and among FBW Acquisition Corporation, the
          Company and Philip C. Blount III. (7,9)
10.32     HA-LO Industries, Inc. 1997 Stock Plan.  (8,9)
10.33     Credit Agreement, dated as of January 31, 1997, among the Company, American National Bnk and
          Trust Company of Chicago, individually as Agent, and the Lenders which are or  become parties thereto. (8)
10.34     Guaranty Agreement, dated as of January 31, 1997, by Fletcher, Barnhardt & White, Inc.,
          Market U.S.A., Inc., and Creative Concepts in Advertising, Inc. (8)
10.37     Asset Purchase Agreement and Plan of Reorganization, dated December 22, 1995, between the Company, one of its subsidiaries, Fletcher Barnhardt & White, Inc., and its shareholders. (5)




10.38    First Amendment to Asset Purchase Agreement and Plan of
         Reorganization, dated December 29, 1995, between the Company, one of its subsidiaries, Fletcher Barnhardt & White, Inc., and its shareholders. (5)

10.39*   Amended and Restated HA-LO Industries, Inc. 1997 Stock Plan. (9)

10.40*   1997 Employment Agreement between the Company and Lou Weisbach. (9)

10.41* Employment Agreement dated January 1, 1997 between the Company and Richard Magid. (9)

10.42*   Agreements by and between the Company and certain employees dated
         November, 1997, regarding change of control. (9)

10.43*   Agreements by and between the Company and David Robbins dated
         November, 1997, regarding change of control. (9)

10.44*   Agreements by and between the Company and Barbara Berman dated
         November, 1997, regarding change of control. (9)

10.45*   1998 Restatement of the HA-LO 401(k) Savings Plan. (9)

10.46* HA-LO Industries, Inc. Executive Deferred Compensation Plan (as amended and restated) effective February 1, 1997. (9)

10.47*   Executive Incentive Compensation Plan for Various Employees (9)

13. * Portions of Annual Report to Shareholders for 1997 of registrant that are incorporated herein by reference (for the information of the Securities and Exchange Commission and not to be deemed "filed" with the Commission, except for the portions expressly incorporated by reference in this report).

21  *    List of subsidiaries of registrant

23.1*    Consent of independent public accountants.

27.1*    Financial Data Schedule -- 1997

27.2*    Financial Data Schedule -- 1996 and 1995

----------
(1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (no. 33-51698) on Form S-1, as amended, filed by the Company under the Securities Act of 1933, as amended.
(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to the Registration Statement (no. 333-10481) on Form S-4, as amended, filed by the Company under the Securities Act of
    1933, as amended.
(7) Incorporated by reference to the Registration Statement (no. 333-03928) on Form S-8 filed by the Company under the Securities Act of 1933, as amended.
(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(9)  Management contract or compensatory plan or arrangement.
 *   Filed herewith.