Form 10-Q
period 1998-03-31
HA LO INDUSTRIES INC
filed 1998-05-15
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from       to
                                         ------  ------
                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

               Illinois                                36-3573412
             -----------                              ------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                    5980 TOUHY AVENUE, NILES, ILLINOIS 60714
                   ------------------------------------------
               (Address of principal executive offices, Zip Code)


Registrant's telephone number, including area code: (847) 647-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

As of May 7, 1998, the registrant had an aggregate of 21,426,732 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                     INDEX

Part I.     FINANCIAL INFORMATION                                              Page Number
                                                                               -----------
            Item 1. Financial Statements.

            Balance Sheets as of March 31, 1998 and December 31, 1997.              2

            Statements of Income for the three months ended March 31,
            1998 and 1997.                                                          4

            Statements of Cash Flows for the three months ended March
            31, 1998 and 1997.                                                      5

            Notes to Financial Statements.                                          6

            Item 2. Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations.                                      9

PART II.    OTHER INFORMATION

            Item 4. Submission of Matters to a Vote                                12
                    of Security Holders.

            Item 6. Exhibits and Reports on Form 8-K.                              12

Signatures                                                                         13


                          PART 1. FINANCIAL INFORMATION


                             HA-LO INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                March 31,                   December 31,
                                                                  1998                          1997
                                                         ----------------------        ----------------------
                                                             (Unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 2,621,664                  $   2,717,027
  Receivables                                                      115,989,604                    129,186,856
  Related party receivable                                             236,092                        662,702
  Inventories                                                       28,637,502                     24,346,962
  Prepaid expenses & deposits                                        8,212,625                      5,195,515
                                                         ----------------------        ------------------------
     Total current assets                                          155,697,487                    162,109,062
                                                         ----------------------        ------------------------

PROPERTY AND EQUIPMENT, net                                         24,502,409                     21,174,491
                                                         ----------------------       -------------------------

OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                                                 24,529,178                     22,568,646
  Other                                                              4,716,548                      4,774,882
                                                         ---------------------        ------------------------
     Total other assets                                             29,245,726                     27,343,528
                                                         ---------------------        ------------------------
                                                                  $209,445,622                  $ 210,627,081
                                                         ---------------------        ------------------------
                                                         ---------------------        ------------------------



      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                    March 31,                   December 31,
                                                                      1998                          1997
                                                                -------------------          ---------------------
                                                                   (Unaudited)
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $  5,745,561                  $   4,352,493
  Book overdraft                                                          6,344,686                      9,919,559
  Accounts payable                                                       40,463,878                     45,420,494
  Accrued expenses                                                       18,291,543                     23,261,377
  Due to related parties                                                          -                        192,000
  Deferred taxes - current                                                1,092,606                      1,092,538
                                                                --------------------         ----------------------
    Total current liabilities                                            71,938,274                     84,238,461
                                                                --------------------         ----------------------
LONG-TERM DEBT                                                           47,167,895                     43,625,649
                                                                --------------------         ----------------------
DEFERRED LIABILITIES                                                      1,095,956                      1,376,608
                                                                --------------------         ---------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued
                                                                                  -                              -
Common stock, no par value: 100,000,000
  shares authorized and 21,387,538 issued
  and outstanding in 1998 and 21,085,237 in 1997                         68,089,648                     62,154,879
Other                                                                    (1,920,891)                    (1,985,188)
Retained earnings                                                        23,273,294                     21,363,067
Accumulated other comprehensive income                                     (198,554)                      (146,395)
                                                                --------------------         ---------------------
  Total shareholders' equity                                             89,243,497                     81,386,363
                                                                --------------------         ---------------------
                                                                 $      209,445,622             $      210,627,081
                                                                --------------------         ----------------------
                                                                --------------------         ----------------------


      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                -------------------------------------------------------
                                                       March 31,                     March 31,
                                                         1998                          1997
                                                ------------------------     --------------------------
                                                                                     (Restated)
NET SALES                                                  $109,376,190                  $  83,593,444
COST OF SALES                                                73,420,087                     57,471,373
                                                ------------------------     --------------------------
  Gross profit                                               35,956,103                     26,122,071

SELLING EXPENSES                                             15,445,756                     10,461,266
GENERAL AND ADMINISTRATIVE EXPENSES                          15,139,244                     12,192,297
NON-RECURRING CHARGES                                         1,500,000                      2,056,000
                                                ------------------------     --------------------------
  Income from operations                                      3,871,103                      1,412,508

INTEREST EXPENSE, net                                           686,576                        346,931
                                                ------------------------     --------------------------
  Income before taxes                                         3,184,527                      1,065,577

PROVISION FOR TAXES                                           1,274,300                        427,045
                                                ------------------------     --------------------------
NET INCOME FOR THE PERIOD                                  $  1,910,227                  $     638,532
                                                ------------------------     --------------------------
                                                ------------------------     --------------------------
EARNINGS PER SHARE:
  Basic                                                    $       0.09                  $        0.03
  Diluted                                                  $       0.09                  $        0.03
                                                ------------------------     --------------------------
                                                ------------------------     --------------------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                      21,185,929                     20,492,345
  Diluted                                                    22,444,107                     21,400,623
                                                ------------------------     --------------------------
                                                ------------------------     --------------------------

          The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     March 31,                     March 31,
                                                                       1998                          1997
                                                              ------------------------     --------------------------
                                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                                 $ 1,910,227                    $   638,532
Adjustments to reconcile net income to net
    cash provided by for operating activities-
Depreciation and amortization                                               2,079,534                      1,465,338
Increase in cash surrender value                                               60,250                         26,431
Increase (decrease) in deferred liabilities - other                          (280,652)                        30,320
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                              14,051,218                      5,639,468
  Inventories                                                              (3,622,471)                    (1,946,171)
  Prepaid expenses and deposits                                            (2,958,966)                       610,775
  Accounts payable, accrued expenses and
    due to related parties                                                 (8,633,096)                    (6,198,893)
                                                              ------------------------     --------------------------
  Net cash provided by operating activities                                 2,606,044                        265,800
                                                              ------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (4,420,395)                    (1,634,807)
Decrease in short-term investments                                                  -                      2,908,370
Increase in other assets                                                      (98,200)                      (139,679)
Cash paid for acquisition, including deferred payments                     (2,086,540)                       (73,275)
                                                              ------------------------     --------------------------
  Net cash provided by (used for) investing activities                     (6,605,135)                     1,060,609
                                                              ------------------------     --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on long-term debt                                            5,658,174                        350,621
Net payments under line of credit                                          (1,817,375)                    (3,042,049)
Increase(decrease) in book overdraft                                       (3,574,873)                     1,584,624
Net proceeds from issuance of common stock                                   3,713,160                       661,340
Repayments from related party                                                  426,610                             -
Repurchase of common stock                                                   (449,809)                      (901,056)
                                                              ------------------------     --------------------------
  Net cash provided by (used for) financing activities                      3,955,887                     (1,346,520)
                                                              ------------------------     --------------------------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                                                     (52,159)                       (28,499)
                                                              ------------------------     --------------------------
NET DECREASE IN CASH AND
  EQUIVALENTS                                                                 (95,363)                       (48,610)
CASH AND EQUIVALENTS, beginning of period                                   2,717,027                      5,261,647
                                                              ------------------------     --------------------------
CASH AND EQUIVALENTS, end of period                                       $ 2,621,664                   $  5,213,037
                                                              ------------------------     --------------------------
                                                              ------------------------     --------------------------

          The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK AND EARNINGS PER SHARE:

In the first quarter of 1998, the Company increased the shares available under its 1997 Stock Plan (as amended and restated) from 1,500,000 to 3,000,000.

In the first quarter of 1998, options to acquire an aggregate of 999,593 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $24.69 to $34.94 per share.
Additionally, 299,276 options were exercised in the first quarter at prices ranging from $2.67 to $25.13 per share.

On May 13, 1998, the Company completed a public offering covering 5,500,000 shares of Common Stock. Of the amount of shares offered, 3,750,000 shares were sold by the Company, and 1,750,000 shares were sold by certain shareholders of the Company.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

                                                            Three Months Ended March 31,
                                                         ----------------------------------
                                                             1998                    1997
                                                             ----                    ----
Net income available to common shareholders' (A)         $ 1,910,227             $   638,532
                                                     --------------------    --------------------
                                                     --------------------    --------------------
Average outstanding:
    Common stock (B)                                      21,185,929              20,492,345
    Effective of stock options and warrants                1,258,178                 908,278
                                                     --------------------    --------------------
                                                     --------------------    --------------------
Common stock and common stock equivalents (C)             22,444,107              21,400,623
                                                     --------------------    --------------------
                                                     --------------------    --------------------
Earnings per share:
    Basic (A/B)                                          $       .09             $       .03
                                                     --------------------    --------------------
                                                     --------------------    --------------------
    Diluted (A/C)                                        $       .09             $       .03
                                                     --------------------    --------------------
                                                     --------------------    --------------------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the three months ended March 31, 1998 and 1997 includes the following:

                                                                          1998                  1997
                                                                          ----                  ----
Issuance of common shares in connection with acquisitions, net        $  550,760           $        -

Recognition of tax benefits from options and restricted stock         $2,120,658           $  648,190

Conversion of non-operating assets to note receivable                 $        -           $1,530,159


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition-consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the first quarter of 1998, the director earned approximately $131,800 and was granted 3,295 options at fair value at the date of grant related to acquisitions.

A wholly owned subsidiary of the Company leases its corporate headquarters from the Vice-Chairman of the Board of the Company. Rental payments under this lease are $25,000 per month. The Company believes that the lease terms are no more or less favorable than otherwise could be obtained from unaffiliated third parties.

In connection with an acquisition the Vice-Chairman of the Board of the Company converted certain non-operating assets of the acquired company to a $1,530,159 note receivable. The note bears interest at 7.0% per annum. Subsequent to March 31, 1998, amounts owed under this obligation were paid in full.

NOTE 5. BUSINESS COMBINATIONS:

In each of the second and fourth quarters of 1997, the Company completed an acquisition accounted for using the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements for the first quarter of 1997 have been restated to include the results of these two acquisitions.

On February 28, 1998, the Company completed the acquisition of a distributor of promotional products for an aggregate of approximately 19,400 shares of its common stock and $750,000 in cash. The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition.

The Company is engaged in ongoing evaluations of third parties regarding possible acquisitions and has reached a non-binding, preliminary understanding to acquire a European-based promotional products distributor for approximately $60.0 million, approximately half of which is expected to be paid in shares of Common Stock; however, the Company has not executed definitive agreements with respect to such acquisition and there can be no assurance that such acquisition will occur.

NOTE 6: NON-RECURRING CHARGES:

First quarter 1998 results include pre-tax non-recurring charges of $1.5 million related to a fire in a branch office and distribution facility, and the closing of a warehouse and embroidery operation in California. First quarter 1997 results include two pretax non-recurring charges equaling approximately $2.1 million related to the completion of two acquisitions that were accounted for using the pooling-of-interest method of accounting.

NOTE 7: ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income". As of January 1, 1998, the Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three-month periods ending March 31, 1998 and 1997 is as follows:

                                                1998                   1997
                                                ----                   ----
Net income                                   $1,910,227              $ 638,532
Other comprehensive loss, net of taxes          (31,300)               (17,100)
                                           -------------           -----------
                                           -------------           -----------
Comprehensive income                         $1,878,927              $621,432
                                           -------------           -----------
                                           -------------           -----------

NOTE 8: UNAUDITED SUPPLEMENTAL EARNINGS PER SHARE:

A portion of the net proceeds from the public offering described above will be used to repay substantially all debt outstanding on the Company's credit facilities. Had the debt retirement taken place on January 1, 1997, the unaudited pro forma earnings per common and common equavalent share would not have been materially different from that reflected on the results of operations for the three-month periods ended March 31, 1998 or 1997, or for the year ended December 31, 1997.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net sales for the first quarter of 1998 increased 30.8% to $109.4 million compared to $83.6 million in the corresponding quarter of 1997. Of the $25.8 million increase, $18.2 million is due to internal growth and the remainder is from acquired companies.

Gross profit increased 37.6% to $36.0 million (32.9% of net sales) in the first quarter of 1998 from $26.1 million (31.2% of net sales) in the first quarter of 1997. As a percentage of net sales, the increase is due to increased margins in the promotional products business, a change in sales mix toward promotional products and a continued focus on profitable growth.

Selling expenses as a percentage of net sales increased to 14.1% in the first quarter of 1998 ($15.4 million) compared to 12.5% ($10.5 million) in the first quarter of 1997. The increase as a percentage of net sales is attributable primarily to an increase in commissions resulting from the increase in gross profit as a percentage of net sales. To a lesser extent, the increase is due to increased investments in enhancing corporate visibility and establishing exclusive product arrangements.

General and administrative expenses as a percentage of net sales decreased to 13.8% in the first quarter of 1998 ($15.1 million) compared to 14.6% in the first quarter of 1997 ($12.2 million). The decrease in the percentage is the result of more effective leverage of the Company's cost structure. The $2.9 million increase is due to investments in infrastructure required to support the Company's growth.

Operating results for the first quarter of 1998 include non-recurring charges of $1.5 million related to two events-a fire that damaged an office and distribution facility and the closing of a warehouse and embroidery operation that was acquired as part of a 1997 acquisition. Operating results for the first quarter of 1997 include non-recurring charges of approximately $2.1 million incurred to complete two acquisitions accounted for using the pooling-of-interests accounting method.

Net interest expense for the first quarter of 1998 increased to $687,000 from $347,000 for the same period last year. The increase is due to working capital needs necessary to fund growth and additional borrowings incurred to fund certain 1997 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On May 13, 1998, the Company completed a public offering for 3,750,000 shares of its common stock and will receive net proceeds of approximately $113.2 million. The proceeds will be used to pay off substantially all debt outstanding on its credit facilities. The remainder will be used for future acquisitions, internal growth, working capital and general corporate purposes.

The Company has an unsecured credit facility totaling $65 million, consisting of a $45 million revolving line of credit (the "Revolver") and $20 million term acquisition loan (the "Term"). The Revolver matures on January 31, 1999 and Term borrowings mature on the sooner of five years from the date of borrowing or June 30, 2003. The facility bears interest at either prime less
 .25% or LIBOR plus between .375% and 1% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage, and minimum cash flow coverages.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of March 31, 1998, the Company's working capital was $83.8 million compared to $77.9 million at December 31, 1997. Capital expenditures for property and equipment were approximately $4.4 million for the first three months of 1998, and management expects capital expenditures to be approximately $9.0 million for the full year of 1998, excluding acquisitions.

The Company anticipates that cash flows from future operations, net proceeds from the public offering and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

YEAR 2000 COMPLIANCE

The Company's operating divisions and subsidiaries utilize various software programs and operating systems. Based upon its preliminary review, the Company does not believe that it will incur significant costs to make its software programs and operating systems Year 2000 compliant. The Company will continue to review its date sensitive software programs and operating systems and make necessary upgrades and modifications.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, continued increased margins in the promotional products business, the percentage of the Company's future sales that will be attributable to the promotional products business, the Company's belief that available cash will be sufficient to satisfy its future needs and HA-LO'S anticipated profitability in 1998 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives, most of whom are independent contractors. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S Prospectus dated May 13, 1998, its 1997 Annual Report on Form 10-K and 1997 quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         27.1 Financial Data Schedule - March 31, 1998
         27.2 Financial Data Schedule - March 31, 1997

    (b)  Reports of Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HA-LO INDUSTRIES, INC.


Dated: May 15, 1998                    /s/ GREGORY J. KILREA
                                       -------------------------
                                           Gregory J. Kilrea
                                           Duly Authorized Officer
                                           and Chief Financial Officer