Form 10-Q
period 1998-06-30
HA LO INDUSTRIES INC
filed 1998-08-14
CIK 891285

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1998 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ______to______

                      Commission file number: 0-20758

                            HA-LO INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


            Illinois                              36-3573412
  --------------------------------            -------------------
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

As of August 10, 1998, the registrant had an aggregate of 27,732,084 shares of its common stock outstanding.

                            HA-LO INDUSTRIES, INC.
                                    INDEX



 Part I.        FINANCIAL INFORMATION                              Page Number
                                                                   -----------
                Item 1. Financial Statements.

                Consolidated Balance Sheets as of June 30, 1998
                and December 31, 1997.                                  2

                Consolidated Statements of Income for the three
                months and six months ended June 30, 1998 and           4
                1997.

                Consolidated Statements of Cash Flows for the
                six months ended June 30, 1998 and 1997.                5

                Notes to Financial Statements.                          6

                Item 2. Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations.                     10

 PART II.       OTHER INFORMATION

                Item 4. Submission of Matters to a Vote                14
                        of Security Holders.

                Item 6. Exhibits and Reports on Form 8-K.              14

 Signatures                                                            15

                         PART 1. FINANCIAL INFORMATION


                            HA-LO INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                       June 30,     December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (Unaudited)     (Restated)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  82,122,923  $  2,881,815
  Receivables                                         117,651,267    135,637,994
  Related party receivable                                      -       662,702
  Inventories                                          30,423,251     24,346,962
  Prepaid expenses & deposits                           9,169,695      5,246,041
                                                    -------------  -------------
     Total current assets                             239,367,136    168,775,514
                                                    -------------  -------------
PROPERTY AND EQUIPMENT, net                            30,046,697     22,006,388
                                                    -------------  -------------
OTHER ASSETS:
  Intangible assets relating to acquired
    businesses, net                                    25,346,333     22,568,646
  Other                                                 5,031,115      4,873,932
                                                    -------------  -------------
     Total other assets                                30,377,448     27,442,578
                                                    -------------  -------------
                                                    $ 299,791,281  $ 218,224,480
                                                    -------------  -------------
                                                    -------------  -------------

       The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                       June 30,     December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (Unaudited)     (Restated)
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt               $  2,727,118  $   6,597,134
  Book overdraft                                       10,984,368      9,919,559
  Accounts payable                                     38,611,767     48,023,221
  Accrued expenses                                     24,078,618     25,038,893
  Due to related parties                                        -        192,000
  Deferred taxes - current                              1,842,606      1,842,538
                                                    -------------  -------------
    Total current liabilities                          78,244,477     91,613,345
                                                    -------------  -------------
LONG-TERM DEBT                                          6,693,536     43,828,346
                                                    -------------  -------------
DEFERRED LIABILITIES                                    1,210,871      1,376,608
                                                    -------------  -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                             -              -
Common stock, no par value: 100,000,000
  shares authorized and 27,668,160 issued
  and outstanding in 1998 and 23,274,726 in 1997      189,326,133     62,155,879
Other                                                  (1,856,594)    (1,985,188)
Retained earnings                                      26,778,186     21,381,885
Accumulated other comprehensive loss                     (605,328)      (146,395)
                                                    -------------  -------------
  Total shareholders' equity                          213,642,397     81,406,181
                                                    -------------  -------------
                                                     $299,791,281  $ 218,224,480
                                                    -------------  -------------
                                                    -------------  -------------

       The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE PERIODS ENDED
                            JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                        Three Months Ended            Six Months Ended
                                                   ------------------------------  ---------------------------
                                                      June 30,       June 30,       June 30,     June 30,
                                                        1998      1997 (Restated)     1998     1997 (Restated)
                                                      --------    ---------------   --------   ---------------
NET SALES                                          $  127,888,185  $  98,477,463   $241,973,420  $186,802,822

COST OF SALES                                          84,805,906     68,421,241    162,396,748   129,315,083
                                                   --------------  -------------   ------------  ------------
  Gross profit                                         43,082,279     30,056,222     79,576,672    57,487,739

SELLING EXPENSES                                       15,815,221     11,596,396     31,354,181    22,092,731
GENERAL AND ADMINISTRATIVE EXPENSES                    17,467,937     13,350,182     33,333,929    26,304,463
NON-RECURRING CHARGES                                   2,980,000        597,671      4,480,000     2,653,671
                                                   --------------  -------------   ------------  ------------
  Income from operations                                6,819,121      4,511,973     10,408,562     6,436,874

INTEREST INCOME(EXPENSE), NET                              30,745       (441,437)      (684,717)     (807,643)
                                                   --------------  -------------   ------------  ------------
  Income before taxes                                   6,849,866      4,070,536      9,723,845      5,629,231

PROVISION FOR TAXES                                     2,386,000      1,729,620      3,660,300     2,156,665
                                                   --------------  -------------   ------------  ------------
NET INCOME FOR THE PERIOD                            $  4,463,866   $  2,340,916   $  6,063,545  $  3,472,566
                                                   --------------  -------------   ------------  ------------
                                                   --------------  -------------   ------------  ------------
PRO FORMA INCOME DATA:
  Net income as reported                             $  4,463,866   $  2,340,916   $  6,063,545  $  3,472,566
  Pro forma adjustment to income taxes                    354,000      (102,000)        229,800        95,200
                                                   --------------  -------------   ------------  ------------
PRO FORMA NET INCOME:                                $  4,109,866   $  2,442,916   $  5,833,745  $  3,377,366
                                                   --------------  -------------   ------------  ------------
                                                   --------------  -------------   ------------  ------------
EARNINGS PER SHARE (Pro forma):
  Basic                                                   $  0.16        $  0.11        $  0.24       $  0.15
  Diluted                                                 $  0.15        $  0.10        $  0.23       $  0.14
                                                   --------------  -------------   ------------  ------------
                                                   --------------  -------------   ------------  ------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                25,779,928     22,769,440     24,577,673    22,725,637
  Diluted                                              27,131,166     23,667,977     25,882,381    23,629,044
                                                   --------------  -------------   ------------  ------------
                                                   --------------  -------------   ------------  ------------

       The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                       June 30,       June 30,
                                                         1998           1997
                                                      -----------   ------------
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                            $  6,063,545   $  3,472,566
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                           4,163,783      2,827,383
Increase in cash surrender value                           82,660         29,400
Increase (decrease) in deferred liabilities - other     (188,494)         78,445
Loss on disposal of assets                                 97,095           -
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                          19,503,395    (10,439,593)
  Inventories                                          (5,408,220)    (5,361,171)
  Prepaid expenses and deposits                        (3,865,510)    (1,532,139)
  Accounts payable, accrued expenses and
    due to related parties                             (7,260,301)    (2,644,050)
                                                     ------------   ------------
  Net cash provided by (used for) operating
    activities                                         13,187,953    (13,569,159)
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                   (10,734,660)    (3,272,220)
Proceeds from disposal of property and equipment          153,686           -
Decrease in short-term investments                           -         2,908,370
Increase in other assets                                 (429,839)       (71,478)
Cash paid for acquisition, including deferred
    payments                                           (3,810,890)      (715,060)
                                                     ------------   ------------
  Net cash used for investing activities              (14,821,703)    (1,150,388)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on long-term debt           (10,172,826)       489,845
Net borrowings (payments) under line of credit        (31,926,515)     4,831,971
Increase decrease in book overdraft                     1,064,809      7,052,923
Net proceeds from issuance of common stock            123,035,567        875,898
Dividend payments of acquired companies                  (667,244)      (194,515)
Repurchase of common stock                                   -          (901,056)
                                                     ------------   ------------
  Net cash provided by (used for) financing
    activities                                         81,333,791     12,155,066
                                                     ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                              (458,933)       (33,191)
                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH AND                    79,241,108     (2,597,672)
  EQUIVALENTS
CASH AND EQUIVALENTS, beginning of period               2,881,815      5,269,796
                                                     ------------   ------------
CASH AND EQUIVALENTS, end of period                 $  82,122,923   $  2,672,124
                                                     ------------   ------------
                                                     ------------   ------------

       The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998

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

The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 Annual Report on Form 10-K.


NOTE 2. CAPITAL STOCK:

On May 13, 1998, the Company completed a public offering covering 5,700,000 shares of Common Stock. Of the amount of shares offered, 3,902,000 shares were sold by the Company, and 1,798,000 shares were sold by certain shareholders of the Company.

On March 31, 1998, the Company increased the shares available under its 1997 Stock Plan (as amended and restated) from 1,500,000 to 3,000,000.

During the first six months of 1998, options to acquire an aggregate of 1,281,593 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $24.69 to $34.94 per share. Additionally, 508,291 options were exercised during the same period at prices ranging from $2.67 to $25.13 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

                                   Three months ended June 30,       Six Months Ended June 30,
                                 -----------------------------     ---------------------------
                                     1998              1997            1998           1997
                                     ----              ----            ----           ----
 Pro forma net income
 available to common
 shareholders'(A)                $ 4,109,866       $ 2,442,916     $ 5,833,745     $ 3,377,366
                                 ------------      -----------     -----------     -----------
                                 ------------      -----------     -----------     -----------
  Average outstanding:
   Common stock (B)               25,779,928        22,769,440      24,577,673      22,725,637
  Effect of stock options
      and warrants                 1,351,238           898,537       1,304,708         903,407
                                 ------------      -----------     -----------     -----------
 Common stock and common
      stock equivalents (C)       27,131,166        23,667,977      25,882,381      23,629,044
                                 ------------      -----------     -----------     -----------
                                 ------------      -----------     -----------     -----------
 Earnings per share:
   Basic (A/B)                     $ 0.16             $ 0.11          $ 0.24          $ 0.15
                                 ------------      -----------     -----------     -----------
                                 ------------      -----------     -----------     -----------
   Diluted (A/C)                   $ 0.15             $ 0.10          $ 0.23          $ 0.14
                                 ------------      -----------     -----------     -----------
                                 ------------      -----------     -----------     -----------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the six months ended June 30, 1998 and 1997 includes the following:

                                                        1998           1997
                                                        ----           ----
Issuance of common shares in connection with
  acquisition of business, net                      $   218,712    $ 4,000,000

Recognition of tax benefits from options and
  restricted stock                                  $ 3,915,975    $   822,126

Conversion of non-operating assets to note
  receivable                                        $     -        $ 1,530,159

NOTE 4. RELATED-PARTY TRANSACTIONS:

In connection with an acquisition, the Vice Chairman of the Board of the Company converted certain non-operating assets of the acquired company to a $1,530,159 note receivable. The amounts owed under this obligation were paid in full as of June 30, 1998.

NOTE 5. BUSINESS COMBINATIONS:

On February 27, 1998, the Company completed the acquisition of a distributor of promotional products, R & T Specialty, Inc., for an aggregate of approximately 19,400 shares of its common stock, valued at approximately $600,000 and $750,000 in cash. The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition. The acquired goodwill will be amortized on a straight-line basis over fifteen years.

On June 30, 1998, the Company completed the acquisition of a promotion marketing agency, Promotional Marketing, L.L.C., (d/b/a UPSHOT), for approximately 2.2 million shares of its common stock. The acquisition has been accounted for using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements for all periods presented have been restated to include the results of the acquired companies.

The following schedule details the 1998 results of operations of the acquired company accounted for under the pooling-of-interests method, for the period prior to June 30, 1998, that are included in current combined net income:

                                      Three Months Ended      Six Months Ended
                                         June 30, 1998         June 30, 1998
                                      -------------------     ----------------
Sales -
Prior to Acquisition                    $122,016,443           $231,392,633
Acquired Company                           5,871,742             10,580,787
                                        ------------           ------------
     Net Sales                          $127,888,185           $241,973,420
                                        ------------           ------------
                                        ------------           ------------
Pro Forma Net Income -
Prior to acquisition                    $  3,578,887           $  5,489,114
Acquired Company                             530,979                344,631
                                        ------------           ------------
     Pro Forma Net Income               $  4,109,866           $  5,833,745
                                        ------------           ------------
                                        ------------           ------------

The following schedule reconciles previously reported sales and earnings to include the acquired company accounted for under the pooling-of-interests method:

                                      Three Months Ended      Six Months Ended
                                         June 30, 1997         June 30, 1997
                                      -------------------     ----------------
Sales -
Previously Reported                     $ 94,078,206           $177,671,650
Acquired Company                           4,399,257              9,131,172
                                        ------------           ------------
     Net Sales                          $ 98,477,463           $186,802,822
                                        ------------           ------------
                                        ------------           ------------
Pro Forma Net Income (loss)
Previously Reported                     $  2,595,928           $  3,234,460
Acquired Company                            (153,012)               142,906
                                        ------------           ------------
     Pro Forma Net Income               $  2,442,916           $  3,377,366
                                        ------------           ------------
                                        ------------           ------------

The Company is engaged in ongoing evaluations of third parties regarding possible acquisitions and has reached a non-binding, preliminary understanding to acquire a European-based promotional products distributor, however, the Company has not executed definitive agreements with respect to such acquisition and there can be no assurance that such acquisition will occur.

NOTE 6: ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income and its components in the financial statements. The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three and six month periods ending June 30, 1998 and 1997 is as follows:

                               Three months ended             Six months ended
                          ---------------------------    --------------------------
                              1998             1997          1998            1997
                              ----             ----          ----            ----
Pro forma net income      $4,109,866       $2,442,916    $5,833,745      $3,377,366

Other comprehensive
  loss, net of taxes        (244,100)         (19,900)     (275,400)        (37,000)
                          ----------       ----------    ----------      ----------
Comprehensive income      $3,865,766       $2,423,016    $5,558,345      $3,340,366
                          ----------       ----------    ----------      ----------
                          ----------       ----------    ----------      ----------

NOTE 7: UNAUDITED SUPPLEMENTAL EARNINGS PER SHARE

A portion of the net proceeds from the public offering described above were used to repay substantially all debt outstanding on the Company's credit facilities. Had the debt retirement taken place on January 1, 1997, the unaudited pro forma earnings per common and common equivalent share would not have been materially different from that reflected on the results of operations for the three-month and six-month periods ended June 30, 1998 or 1997, or for the year ended December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales for the second quarter of 1998 increased 29.9% to $127.9 million compared to $98.5 million in the corresponding quarter of 1997. Of the $29.4 million increase, $19.6 million is due to internal growth and the remainder is due to acquisitions.

Gross profit increased 43.3% to $43.1 million (33.7% of net sales) in the second quarter of 1998 from $30.1 million (30.5% of net sales) in the second quarter of 1997. As a percentage of net sales, the increase is due primarily to increased margins in the promotional products business and a change in mix toward promotional products.

Selling expenses as a percentage of net sales increased to 12.4% in the second quarter of 1998 ($15.8 million) compared to 11.8% in the second quarter of 1997 ($11.6 million). The increase as a percentage of net sales is attributable primarily to an increase in the gross profit percentage and increased expenditures to further the Company's brand identity, including proprietary products and corporate visibility programs.

General and administrative expenses as a percentage of net sales remained relatively constant at 13.7% in the second quarter of 1998 ($17.5 million) compared to 13.6% in the second quarter of 1997 ($13.4 million).

In connection with acquisitions accounted for as pooling-of-interests, the Company incurred approximately $3.0 million and $0.6 million of pretax non-recurring expenses for the second quarters of 1998 and 1997 respectively.

In the second quarter of 1998 the Company had net interest income of $31,000, compared to net interest expense of $441,000 in the second quarter of 1997. The change is due to a portion of the proceeds received through the public stock offering which was completed in May, 1998 being used to paydown debt. Excess proceeds were invested in short term government securities which the Company intends to hold to maturity.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales for the first six months of 1998 increased 29.5% to $242.0 million compared to $186.8 million in the corresponding period of 1997. Of the $55.2 million increase, $37.2 million is due to internal growth and the remainder is due to acquisitions.

Gross profit increased 38.4% to $79.6 million (32.9% of net sales) in the first six months of 1998 from $57.5 million (30.8% of net sales) in the corresponding period of 1997. As a percentage of net sales, the increase is attributable primarily to increased margins in the promotional products business and a change in mix toward promotional products

Selling expenses as a percentage of net sales increased to 13.0% in the first six months of 1998 ($31.4 million) compared to 11.8% in the corresponding period of 1997 ($22.1 million). The increase is due to the same reasons discussed during the three month period above.

General and administrative expenses as a percentage of net sales decreased slightly to 13.8% in the first six months of 1998 ($33.3 million) compared to
14.1% in the corresponding period of 1997 ($26.3 million).   This decrease is
due to more efficient leverage of the Company's cost structure.

Operating results for the first six months of 1998 include pretax non-recurring charges of $4.5 million. Approximately $3.0 million was incurred to complete an acquisition accounted for using the pooling-of-interests accounting method. The remainder related to a fire that damaged an office and distribution facility and the closing of a warehouse and embroidery operation that was acquired as part of a 1997 acquisition. The 1997 results include pretax non-recurring charges totaling approximately $2.7 million related to the completion of three acquisitions that were accounted for using the pooling-of-interest method of accounting.

In the first six months of 1998 the Company had net interest expense of $685,000, compared to $808,000 of net interest expense in the corresponding period of 1997. The decrease is a result of the paydown of debt as a result of proceeds received through the stock offering which was completed in May, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On May 13, 1998, the Company completed a public offering for 3,902,000 shares of its common stock and received net proceeds of approximately $117.7 million. The proceeds were used to pay off substantially all debt outstanding on its credit facilities. The remainder will be used for future acquisitions, internal growth, working capital and general corporate purposes.

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

As of June 30, 1998, the Company's working capital was $161.1 million compared to $77.2 million at December 31, 1997. Capital expenditures for property and equipment were approximately $10.7 million for the first six months of 1998, and management expects capital expenditures to be approximately $15 million for the full year of 1998, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as cash flows from future operations and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

YEAR 2000 COMPLIANCE

Date sensitive computer applications that currently record years in two-digit, rather than four-digit, format may be unable to properly categorize and process dates occurring after December 31, 1999 (the "Year 2000" problem). Programs that have this problem will not properly recognize a year that begins with a "20" instead of the familiar "19", and if not corrected, many computer applications could fail or create erroneous results.

The Company's operating divisions and subsidiaries utilize various software programs and operating systems. The Company relies on its computer systems and applications for many critical business aspects including financial systems (including general ledger, inventory, order processing, accounts payable and accounts receivable), customer services, infrastructure and network and telecommunications equipment. The Company, under the direction of the Company's Board of Directors, has formed a Year 2000 Committee to assess the company's state of readiness and address Year 2000 issues that may effect the Company's business.

Based on a preliminary review, the Company believes most of its computer systems and communications technology to be Year 2000 ready. Presently, the Company does not believe that it will incur significant costs to comply with Year 2000 requirements outside those expenditures already planned relating to improving the overall technological capabilities of the Company. However, the Company has not fully investigated all issues and does not believe it has fully identified the impact of Year 2000 compliance. Costs incurred to date directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, have been immaterial.

The Company is also dependent on its customers, vendors and business partners. Therefore, Year 2000 compliance problems experienced by them could have a material adverse effect on the Company's future financial condition and future operating results. The Company plans to institute a program to review the status of Year 2000 compliance efforts of its significant customers, vendors and business partners. No assurance can be given that the Company's and the other entities efforts will completely address the Year 2000 problem.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, continued increased margins in the promotional products business, the percentage of the Company's future sales that will be attributable to the promotional products business, the Company's belief that available cash will be sufficient to satisfy its future needs, expected costs to be incurred in relation to Year 2000 issues and HA-LO'S anticipated profitability in 1998 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives, most of whom are independent contractors. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S Prospectus dated May 13, 1998, its 1997 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 2, 1998, the following proposals were adopted by the margins indicated.

    1. To elect ten directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

                                                     Number of Shares
                                                   For            Withheld
       Lou Weisbach                             18,781,097        142,826
       Linden D. Nelson                         18,781,097        142,826
       Seymour N. Okner                         18,781,097        142,826
       Richard A. Magid                         18,781,097        142,826
       David C. Robbins                         18,781,097        142,826
       Thomas Herskovits                        18,781,097        142,826
       Jordon R. Katz                           18,781,097        142,826
       Marshall J. Katz                         18,781,097        142,826
       Neil A. Ramo                             18,781,097        142,826
       Robert Sosnick                           18,781,097        142,826

    2. To ratify the reappointment of the firm of Arthur Andersen LLP as the Company's independent auditors for 1998.

       For                                      18,910,349
       Against                                       8,011
       Abstained                                     5,563


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.0 - Fianancial Data Schedule for the six month period ended June 30, 1998

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30,1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HA-LO INDUSTRIES, INC.


Dated: August 14, 1998                 /s/ GREGORY J. KILREA
                                       ----------------------------------------
                                       Gregory J. Kilrea
                                       Duly Authorized Officer
                                       and Chief Financial Officer