Form 10-Q
period 1998-09-30
HA LO INDUSTRIES INC
filed 1998-11-13
CIK 891285

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended September 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[cad 157]X[cad 179] No[cad 157] [cad 179].

As of October 31, 1998, the registrant had an aggregate of 29,864,871 shares of its common stock outstanding.

                            HA-LO INDUSTRIES, INC.
                                    INDEX
Part I.      FINANCIAL INFORMATION                                 PAGE NUMBER
                                                                   -----------
             Item 1. Financial Statements.

             Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997.                  2


             Consolidated Statements of Income for the
             three months and nine months ended
             September 30, 1998 and 1997.                               4


             Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998
             and 1997.                                                  5

             Notes to Financial Statements.                             6

             Item 2. Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations.                        10

PART II.     OTHER INFORMATION

             Item 4. Submission of Matters to a Vote
                     of Security Holders.                              14

             Item 6. Exhibits and Reports on Form 8-K.                 14

Signatures                                                             15

                   PART 1. FINANCIAL INFORMATION


                       HA-LO INDUSTRIES, INC.

                    CONSOLIDATED BALANCE SHEETS

             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                 SEPTEMBER 30,               DECEMBER 31,
                                     1998                        1997
                                ---------------             ---------------
                                  (Unaudited)                  (Restated)
                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents      $    2,908,376              $    4,873,477
 Short term investments             52,619,724                         -
 Receivables                       138,141,433                 142,102,487
 Related party receivable                  -                       662,702
 Inventories                        31,573,372                  24,346,962
 Prepaid expenses & deposits        10,797,413                   5,246,041
                                ---------------             ---------------
    Total current assets           236,040,318                 177,231,669
                                ---------------             ---------------

PROPERTY AND EQUIPMENT, net         36,838,248                  24,174,653
                                ---------------             ---------------

OTHER ASSETS:
 Intangible assets relating to
  acquired businesses, net          26,079,946                  22,568,646
 Other                               6,279,183                   6,037,649
                                ---------------             ---------------
    Total other assets              32,359,129                  28,606,295
                                ---------------             ---------------
                                $  305,237,695              $  230,012,617
                                ---------------             ---------------
                                ---------------             ---------------




            The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                     SEPTEMBER 31,           DECEMBER 31,
                                                         1998                     1997
                                                    ---------------         ---------------
                                                      (Unaudited)             (Restated)

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt               $     222,021            $    6,628,334
 Book overdraft                                         3,293,090                 9,919,559
 Accounts payable                                      42,090,473                48,068,485
 Accrued expenses                                      25,719,999                30,746,246
 Due to related parties                                       -                     192,000
 Deferred taxes - current                               1,913,301                 1,842,538
                                                    ---------------          ---------------
   Total current liabilities                           73,238,884                97,397,162
                                                    ---------------          ---------------

LONG-TERM DEBT                                          1,660,460                44,046,746
                                                    ---------------          ---------------

DEFERRED LIABILITIES                                    1,396,141                 1,376,608
                                                    ---------------          ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
 shares authorized and none issued                            -                         -
Common stock, no par value: 100,000,000
 shares authorized and 29,705,994 issued
 and outstanding in 1998 and 24,978,206 in 1997       195,367,463                63,631,999
Other                                                  (1,792,297)               (1,985,188)
Retained earnings                                      34,882,778                25,691,685
Accumulated other comprehensive gain (loss)               484,266                  (146,395)
                                                    ---------------          ---------------
Total shareholders' equity                            228,942,210                87,192,101
                                                    ---------------          ---------------


                                                    $ 305,237,695           $   230,012,617
                                                    ---------------          ---------------
                                                    ---------------          ---------------



            The accompanying notes are an integral part of these statements.

                            HA-LO INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                            FOR THE PERIODS ENDED
                        SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              ---------------------------------     -------------------------------
                                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                  1998          1997 (RESTATED)         1998          1997 (RESTATED)
                                              -------------     ---------------     -------------     ---------------
NET SALES                                     $143,192,456      $111,185,165        $396,140,102       $ 307,574,329

COST OF SALES                                   92,446,871        74,855,022         258,923,212         207,774,910
                                              -------------     ---------------     -------------     ---------------
 Gross profit                                   50,745,585        36,330,143         137,216,890          99,799,419

SELLING EXPENSES                                19,486,097        13,753,793          53,906,405          38,260,419
GENERAL AND ADMINISTRATIVE EXPENSES             19,644,211        15,071,924          55,486,294          43,708,428
NON-RECURRING CHARGES                            2,656,000               -             7,136,000           2,653,671
                                              -------------     ---------------     -------------     ---------------
 Income from operations                          8,959,277         7,504,426          20,688,191          15,176,901

INTEREST INCOME(EXPENSE), NET                    1,021,306          (547,774)            380,962          (1,344,664)
 Income before taxes                             9,980,583         6,956,652          21,069,153          13,832,237
                                              -------------     ---------------     -------------     ---------------

PROVISION FOR TAXES                              3,994,626         2,433,257           8,197,816           4,625,317
                                              -------------     ---------------     -------------     ---------------
NET INCOME FOR THE PERIOD                     $  5,985,957      $  4,523,395        $ 12,871,337       $   9,206,920
                                              -------------     ---------------     -------------     ---------------
                                              -------------     ---------------     -------------     ---------------

PRO FORMA INCOME DATA:
 Net income as reported                       $  5,985,957      $  4,523,395        $ 12,871,337       $   9,206,920
 Pro forma adjustment to income taxes                  -             352,900             229,800             910,200
                                              -------------     ---------------     -------------     ---------------

PRO FORMA NET INCOME:                         $  5,985,957      $  4,170,495        $ 12,641,537       $   8,296,720
                                              -------------     ---------------     -------------     ---------------
                                              -------------     ---------------     -------------     ---------------

EARNINGS PER SHARE (Pro forma):
 Basic                                        $       0.20      $       0.17        $       0.46       $        0.34
 Diluted                                      $       0.20      $       0.16        $       0.44       $        0.33
                                              -------------     ---------------     -------------     ---------------
                                              -------------     ---------------     -------------     ---------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Basic                                          29,614,043        24,674,882          27,392,116          24,511,038
 Diluted                                        30,608,923        25,745,552          28,593,548          25,470,200
                                              -------------     ---------------     -------------     ---------------
                                              -------------     ---------------     -------------     ---------------




            The accompanying notes are an integral part of these statements.

                        HA-LO INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED
                       SEPTEMBER 30, 1998 and 1997
                              (UNAUDITED)


                                             September 30,           September 30,
                                                  1998                     1997
                                          ---------------------   ----------------------
                                                                        (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income for the period                      $12,871,337               $9,206,920

Adjustments to reconcile net income
  to net cash provided by operating
  activities-

Depreciation and amortization                    6,337,635                4,474,032
Increase in cash surrender value                   227,067                  208,541
Increase in deferred liabilities - other            67,471                  125,709
Loss on disposal of assets                          97,095                      -

Changes in assets and liabilities,
  net of effects of acquired companies -

Receivables                                      5,477,722              (16,857,176)
Inventories                                     (6,558,341)              (5,412,801)
Prepaid expenses and deposits                   (5,493,228)              (1,362,844)
Accounts payable, accrued expenses and
due to related parties                          (5,327,362)               10,512,892
                                             -------------             -------------
Net cash provided by operating activities        7,699,396                   895,273
                                             -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            (16,881,718)               (5,240,629)
Proceeds from disposal of property
and equipment                                      153,686                       -
Decrease (increase) in short-term
investments                                    (52,619,724)                2,908,370
Increase in other assets                          (750,363)                 (481,945)
Cash paid for acquisition,
including deferred payments                     (4,288,520)               (4,164,429)
                                             -------------             -------------
Net cash used for investing
activities                                     (74,386,639)               (6,978,633)
                                             -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on
long-term debt                                 (16,210,599)                   790,338
Net borrowings (payments) under
line of credit                                 (33,676,515)                   698,238
Increase (decrease) in book overdraft           (6,626,469)                 2,973,289
Net proceeds from issuance of common stock     124,735,117                  1,548,438
Dividend payments of acquired companies         (3,680,244)                  (920,100)
Repurchase of common stock                        (901,056)                  (449,809)
                                             -------------              -------------

Net cash provided by financing activities       64,091,481                  4,189,147
                                             -------------              -------------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                          630,661                    (27,073)
                                             -------------              -------------

NET DECREASE IN CASH AND EQUIVALENTS            (1,965,101)                (1,921,286)

CASH AND EQUIVALENTS, beginning of period        4,873,477                  6,131,609
                                             -------------              -------------

CASH AND EQUIVALENTS, end of period             $2,908,376                 $4,210,323
                                             =============              =============


               The accompanying notes are an integral part of these statements.

                        HA-LO INDUSTRIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998

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

The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 Annual Report on Form 10-K.


NOTE 2. CAPITAL STOCK:

On May 13, 1998, the Company completed a public offering covering 5,700,000 shares of Common Stock. Of the amount of shares offered, 3,902,000 shares were sold by the Company, and 1,798,000 shares were sold by certain shareholders of the Company.

In August, 1998, the Company increased the shares available under its 1997 Stock Plan (as amended and restated) from 3,000,000 to 6,000,000.

During the first nine months of 1998, options to acquire an aggregate of 1,809,143 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $22.31 to $34.94 per share. Additionally, 842,645 options were exercised during the same period at prices ranging from $2.67 to $25.75 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

                               Three months ended          Nine Months Ended
                                 September 30,                September 30,
                                ---------------              ---------------
                               1998          1997          1998          1997
                           -----------   -----------   -----------   -----------
Pro forma net income
available to common
shareholders'(A)           $ 5,985,957   $ 4,170,495   $12,641,537   $ 8,296,720
                           ===========   ===========   ===========   ===========

Average outstanding:
Common stock (B)            29,614,043    24,674,882    27,392,116    24,511,038
Effect of stock
options and warrants           994,880     1,070,670     1,201,432       959,162
                           -----------   -----------   -----------   -----------
Common stock and
common stock
equivalents (C)             30,608,923    25,745,552    28,593,548    25,470,200
                           ===========   ===========   ===========   ===========

Earnings per share:
Basic (A/B)                $      0.20   $      0.17   $      0.46   $      0.34
                           ===========   ===========   ===========   ===========
Diluted (A/C)              $      0.20   $      0.16   $      0.44   $      0.33
                           ===========   ===========   ===========   ===========

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the nine months ended September 30, 1998 and 1997 includes the following:

                                                   1998          1997
                                                   ----          ----
Issuance of common shares in connection
with acquisition of business, net                $   218,712   $10,252,160

Recognition of tax benefits from options
and restricted stock                             $ 7,231,444   $ 1,301,567

Non-cash consideration in connection
with acquisition of business                     $      --     $ 4,500,000

Issuance of common shares in connection
With bonus                                       $      --     $    31,250

Conversion of non-operating assets to
note receivable                                  $      --     $ 1,530,159


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition-consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the third quarter of 1998, the director earned approximately $200,000 and was granted 43,890 options at fair value and above at the date of grant related to acquisitions.

NOTE 5. BUSINESS COMBINATIONS:

In February 1998, the Company completed the acquisition of a distributor of promotional products, R & T Specialty, Inc., for an aggregate of approximately 19,400 shares of its common stock, valued at approximately $600,000 and $750,000 in cash. The acquisition has been accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition. The acquired goodwill will be amortized on a straight-line basis over fifteen years.

In June 1998, the Company completed the acquisition of a promotion marketing agency, Promotional Marketing, L.L.C., (d/b/a UPSHOT), for approximately 2.2 million shares of its common stock. In August 1998, the Company completed the acquisition of a brand identity and package design agency, Lipson Associates, Inc. d/b/a Lipson Alport Glass & Associates ("LAGA"), for approximately 1.7 million shares of its common stock. These acquisitions have been accounted for using the pooling-of-interests accounting method. Accordingly, the consolidated financial statements for all periods presented have been restated to include the results of the acquired companies.

The following schedule details the 1998 results of operations, as adjusted to include the acquired companies accounted for under the pooling-of-interests method, for the period prior to acquisition:


                                 Three Months Ended    Nine Months Ended
                                 September 30, 1998    September 30, 1998
                                 ------------------    ------------------
Sales -
Prior to Acquisition                 $138,618,856          $369,711,489
Acquired Companies                      4,573,600            26,428,613
                                     ------------          ------------
Net Sales                            $143,192,456          $396,140,102
                                     ============          ============

Pro Forma Net Income -
Prior to acquisition                 $  5,787,457          $ 11,365,571
Acquired Companies                        198,500             1,275,966
                                     ------------          ------------
Pro Forma Net Income                 $  5,985,957          $ 12,641,537
                                     ============          ============


The following schedule reconciles previously reported sales and earnings to include the acquired companies accounted for under the pooling-of-interests method:

                                   Three Months Ended          Nine Months  Ended
                                   September 30, 1997          September 30, 1997
                                   ------------------          ------------------
Sales -
Previously Reported                   $100,417,469                $278,089,119
Acquired Companies                      10,767,696                  29,485,210
                                      ------------                ------------
    Net Sales                         $111,185,165                $307,574,329
                                      ============                ============

Pro Forma Net Income -
Previously Reported                   $  3,641,370                $  6,875,780
Acquired Companies                         529,125                   1,420,940
                                      ------------                ------------
Pro Forma Net Income                  $  4,170,495                $  8,296,720
                                      ============                ============


The Company is engaged in ongoing evaluations of third parties regarding possible acquisitions and has reached a non-binding, preliminary understanding to acquire a European-based promotional products distributor, however, the Company has not executed definitive agreements with respect to such acquisition and there can be no assurance that such acquisition will occur.


NOTE 6: ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income and its components in the financial statements. The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three and nine month periods ending September 30, 1998 and 1997 is as follows:


                               Three months ended                 Nine months ended
                           ---------------------------        ---------------------------
                              1998              1997             1998             1997
                              ----              ----             ----             ----
Pro forma net income       $5,985,957        $4,170,495       $12,641,537      $8,296,720

Other comprehensive
income (loss), net of
taxes                         741,600             3,700           378,400         (16,200)
                           ----------        ----------       -----------      ----------
Comprehensive income       $6,727,557        $4,174,195       $13,019,937      $8,280,520
                           ==========        ==========       ===========      ==========


NOTE 7: UNAUDITED SUPPLEMENTAL EARNINGS PER SHARE

A portion of the net proceeds from the public offering described above were used to repay substantially all debt outstanding on the Company's credit facilities. Had the debt retirement taken place on January 1, 1997, the unaudited pro forma earnings per common and common equivalent share would not have been materially different from that reflected in the accompanying consolidated statements of income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales for the third quarter of 1998 increased 28.8% to $143.2 million compared to $111.2 million in the corresponding quarter of 1997. Of the $32.0 million increase, $24.4 million was due to internal growth and the remainder was due to acquisitions.

Gross profit increased to 35.4% of net sales ($50.7 million) in the third quarter of 1998 from 32.7% of net sales ($36.3 million) in the third quarter of 1997. The increase is due primarily to increased margins in the promotional products and marketing services businesses and a change in mix towards those businesses.

Selling expenses as a percentage of net sales increased to 13.6% in the third quarter of 1998 ($19.5 million) compared to 12.4% in the third quarter of 1997 ($13.8 million). The increase as a percentage of net sales is attributable primarily to a higher proportion of promotional product sales, an increase in the gross profit percentage in the promotional product business and increased expenditures to further the Company's brand identity, including proprietary products and corporate visibility programs.

General and administrative expenses as a percentage of net sales remained relatively constant at 13.7% in the third quarter of 1998 ($19.6 million) compared to 13.6% in the third quarter of 1997 ($15.0 million).

In connection with an acquisition accounted for as a pooling-of-interests, the Company incurred approximately $2.7 million of pretax non-recurring expenses for the third quarter of 1998.

In the third quarter of 1998 the Company had net interest income of $1.0 million, compared to net interest expense of $547,000 in the third quarter of 1997. The change is due to a portion of the proceeds received through the May, 1998 public stock offering being used to paydown debt. Excess proceeds were invested in short term government securities which the Company intends to hold to maturity.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales for the first nine months of 1998 increased 28.8% to $396.1 million compared to $307.6 million in the corresponding period of 1997. Of the $88.6 million increase, $64.5 million is due to internal growth and the remainder is due to acquisitions.

Gross profit increased to 34.6% of net sales ($137.2 million) in the first nine months of 1998 from 32.4% of net sales ($99.8 million) in the corresponding period of 1997. The increase is due to the same reasons discussed during the three month period above.

Selling expenses as a percentage of net sales increased to 13.6% in the first nine months of 1998 ($53.9 million) compared to 12.4% in the corresponding period of 1997 ($38.3 million). The increase is due to the same reasons discussed during the three month period above.

General and administrative expenses as a percentage of net sales decreased slightly to 14.0% in the first nine months of 1998 ($55.5 million) compared to 14.2% in the corresponding period of 1997 ($43.7 million), reflective of better leverage of cost structure.

Operating results for the first nine months of 1998 include pretax non-recurring charges of $7.1 million related primarily to acquisitions completed and accounted for using the pooling-of-interests accounting method. The 1997 results include pretax non-recurring charges totaling approximately $2.7 million related to the completion of three acquisitions that were accounted for using the pooling-of-interest method of accounting.

In the first nine months of 1998 the Company had net interest income of $381,000, compared to $1.3 million of net interest expense in the corresponding period of 1997. The decrease is a result of the paydown of debt as a result of proceeds received through the stock offering which was completed in May, 1998.


LIQUIDITY AND CAPITAL RESOURCES

On May 13, 1998, the Company completed a public offering for 3,902,000 shares of its common stock and received net proceeds of approximately $117.4 million. The proceeds were used to pay off substantially all debt outstanding on its credit facilities. The remainder will be used for future acquisitions and to fund internal growth and working capital needs.

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

As of September 30, 1998, the Company's working capital, including approximately $50 million of proceeds remaining from the Company's public stock offering, was $162.8 million compared to $79.8 million at December 31, 1997. Capital expenditures for property and equipment were approximately $16.9 million for the first nine months of 1998, and management expects capital expenditures to be approximately $20 million for the full year of 1998, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as cash flows from operations and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

Inflation

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.


Year 2000 Readiness Disclosure

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

PART II.  OTHER INFORMATION


Item 4.    Submission of matters to a Vote of Security Holders

    None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 - HA-LO Industries, Inc. 1997 Stock Plan (Amended and Restated) (Incorporated by reference to exhibit #10.1 to the Registration Statement (No. 333-66849) on Form S-8 filed by the Company under the Securities Act of 1933 as amended)

    27.0 - Financial Data Schedule for the nine month period ended September 30, 1998

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HA-LO INDUSTRIES, INC.


Dated: November 13, 1998                /s/ GREGORY J. KILREA
                                        ---------------------
                                        Gregory J. Kilrea
                                        Duly Authorized Officer
                                        and Chief Financial Officer