Form 10-K
period 1998-12-31
HA LO INDUSTRIES INC
filed 1999-03-30
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by stockholders who were not affiliates of the registrant was approximately $460,562,817 as of March 16, 1999 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 16, 1999, the registrant had issued and outstanding an aggregate of 48,477,748 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 1998 Annual Report to Shareholders and of the proxy statement for the Annual Meeting of Shareholders to be held on May 11, 1999 described in Parts II, III and IV hereof are incorporated by reference in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         HA-LO is a full service, innovative brand marketing organization whose diverse marketing disciplines, or competency groups, are centered around its client's brand. Brand marketing builds the value of the brand by connecting it with target audiences to achieve strategic marketing objectives.

         The Company's competency groups are organized into three operating segments: promotional products, marketing services and telemarketing. The marketing services segment includes promotion marketing, brand strategy and identity, presence marketing and consumer event marketing. Each one of the segments has similar products and services, production processes, types of customers, distribution methods and regulatory environments.

         COMPETENCY GROUPS INCLUDE:

              PROMOTIONAL PRODUCTS, offered by HA-LO, physically connect the brand with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

              PROMOTION MARKETING, offered by UPSHOT, connects the brand with the consumer at strategic points of contact through consumer and retail promotion, merchandising and sponsorship activation.

              BRAND STRATEGY AND IDENTITY, offered by LAGA, connects a company product, service or image with a target audience by creating, revitalizing, or leveraging a brand through brand identity, design, and integrated communication programs.

              PRESENCE MARKETING, offered by HA-LO Sports & Entertainment and Events By HA-LO, connects the brand with the target audience through sports and corporate sponsorships, licensing, corporate meetings, events and sales incentive programs.

              RELATIONSHIP MARKETING, offered by UPSHOT and Market USA, connects the brand with the target audience through consumer events - including a new product sampling and brand awareness programs - and through a range of telemarketing services.

INDUSTRY

         PROMOTIONAL PRODUCTS. According to Promotional Products Association International, the United States market for promotional products, measured by distributors' sales, has grown from approximately $4.5 billion in 1989 to approximately $11.9 billion in 1997, a compound annual growth rate of 12.9%. The promotional products industry is highly fragmented and according to industry sources, is undergoing consolidation. There currently are more than 15,000 distributors of promotional products in the United States. Distributors tend to be closely-held entities with a local or regional focus ranging from one-person, one-product businesses who bring sample cases and suppliers' catalogs to their customers, to entities similar to the Company, which maintain showrooms to assist customers in selecting from an array of available products.

Currently the Company has an industry market share of approximately 4%. Many of the larger distributors are also manufacturers (or affiliates of manufacturers) of products traditionally used in the promotional products industry.

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

         MARKETING SERVICES. The promotion marketing component focuses on developing strategies and implementing creative marketing plans to directly connect brands with people. Marketing solutions may include consumer and retail promotions, event sponsorships, direct marketing, merchandising and promotional products.

         The brand strategy and identity component focuses on the design of impactful, motivating product package design solutions. Package design includes new brand creation, revitalizing or repositioning existing brands, and the development of branding systems and the creation of corporate identity programs.

         TELEMARKETING. The telemarketing industry is highly fragmented and competitive, and includes both captive and independent companies. Although the industry is comprised of in-house operations, many large companies increasingly are focusing on their core competencies and outsourcing their non-core functions. The advantages of telemarketing, which include high response rates, low cost per transaction, direct interaction with customers and the ability to immediately respond to customer inquires, make it an attractive alternate to other forms of direct marketing.

PRODUCTS AND SERVICES

         PROMOTIONAL PRODUCTS. Approximately 79% of the Company's revenue is generated from distribution of promotional products. Promotional products generally are articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message, which are used for marketing to, providing sales incentives and awards for and developing goodwill among a targeted audience. Promotional products include (i) apparel, such as jackets, sweaters, hats and golf shirts, (ii) business accessories, such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards, such as trophies and plaques and (iv) other miscellaneous items, such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company has over 50 showrooms throughout the United States, Canada and Europe in which it displays more than 300,000 promotional products available from the Company's network of over 2,500 vendors. The Company's sales representatives work with each customer to develop a marketing program that utilizes promotional products designed to reach the specific audience targeted by the customer. The Company also provides corporate fulfillment services, which enable a customer to purchase a large quantity of promotional products that the Company then stores in its warehouses and ships from time-to-time in small quantities at the direction of the customer. Corporate fulfillment programs generally are implemented in conjunction with a customer catalog or brochure featuring the type of customized products available for shipment. The Company's corporate fulfillment programs afford large customers lower per unit costs and the ability to receive timely deliveries of small quantities as needed. The Company currently is providing corporate fulfillment services for a number of customers, including AlliedSignal, Ford Motor Company, General Electric, Guinness Import Company, IBM, Siemens, Security Link from Ameritech, Sports Illustrated, Swissotel and U.S. Cellular.

         MARKETING SERVICES. The Company's ability to operate as a brand marketing organization differentiates it from the more than 15,000 other companies in the promotional product industry. The Company's marketing services are composed of:

              PROMOTION MARKETING - UPSHOT is a promotion marketing agency specializing in connecting the brand with the consumer at strategic points of contact through brand marketing services such as new product launches, rejuvenating brands, promotional advertising, merchandising, and event marketing. For a major telecommunications company, UPSHOT developed a flexible new merchandising system for national retail accounts like Radio Shack to support the different company brands while simplifying the buying and selling of wireless service. For a leading beverage company, UPSHOT created an image based program including in-store merchandising, radio and print to celebrate African-American musicians who helped shape contemporary entertainment.

              BRAND STRATEGY AND IDENTITY - LAGA is a brand strategy and identity agency specializing in connecting a company product, service or image with a target audience. By creating a brand, revitalizing a brand or leveraging a brand through brand identity programs, package design, structural design, integrated communications, corporate identity, interactive communications, market research and nomenclature development. LAGA designed the packaging for a new cereal that became the manufacturer's most successful new product launch in history.

              PRESENCE MARKETING - Events by HA-LO is a corporate event production company specializing in orchestrating corporate meetings, seminar events and incentive programs. For example, Events by HA-LO developed a series of seminars to enable a large corporate client to present its capabilities to potential customers in markets through the country. Events by HA-LO developed the theme and the staging of the seminars, and then arranged venues in cities across the United States to host these "road show" presentations. HA-LO Sports helps customers achieve their business goals and objectives using sports and entertainment marketing opportunities. HA-LO Sports provides services such as development and negotiation of sponsorship arrangements and athlete and celebrity endorsements, event creation and operation and sponsorship sales.

         TELEMARKETING. Telemarketing is a component of relationship marketing. The Company creates, manages and conducts outbound and inbound telemarketing programs for large corporate clients, primarily in the insurance and financial service industries. Market USA provides script development, telephone-based direct sales, database analysis and management, consultation and program design, as well as customer lead acquisition services, to clients.

GROWTH STRATEGY

         The Company's goal is to create a high quality brand marketing organization building upon its core strengths in promotional products by assembling a team of experts who are dedicated to building each client's brand and becoming its client's competitive edge. Specific elements of the Company's growth strategy include:

         INTERNAL GROWTH. The Company believes that there are significant opportunities available to expand the business through internal growth.

              EXPAND EXISTING CUSTOMER RELATIONSHIPS. The Company seeks to grow by further penetrating its existing clients through its ability to provide additional brand building services and its ability to service companies on a national and international basis.

              The Company has developed strong customer relationships with large organizations, many of which have significant marketing budgets. Such relationships enable the Company to identify new business opportunities and to quickly respond to customer needs in the early stages of a marketing program, thereby increasing its sales volume. The Company believes that it has many opportunities to further penetrate its existing customer base by continuously introducing new and creative products and programs and to introduce to its customers the Company's other brand building disciplines. In addition, as customers seek to outsource their marketing needs and centralize purchases, the Company believes it has a substantial opportunity to obtain a greater share of its customers' total marketing budget.

              GROWTH OF THE PROMOTIONAL PRODUCT DIVISION. The Company seeks to continue to grow its promotional product business by adding more sales representatives, opening additional showrooms and increasing the productivity of its current sales force. Industry sales representatives are attracted to HA-LO for many reasons, including HA-LO's purchasing power, managerial expertise, financing capabilities, exclusive product arrangements, national and international fulfillment capabilities, corporate visibility and the full range of marketing services offered to its clients. The Company has successfully increased the productivity of its sales representatives through performance-based compensation, general sales training, educating sales representatives regarding HA-LO's various services and providing financial incentives to sales representatives who successfully cross-sell such services, increased fulfillment capabilities, exclusive product lines, sophisticated systems and increased visibility in the market place.

              STRATEGIC ALLIANCES. The Company believes that it is uniquely positioned to enter into strategic alliances with major corporations whereby the Company becomes a strategic provider of marketing services and promotional products to the customer.

         ACQUISITION GROWTH. The Company believes that there are significant opportunities for growth through acquisition of promotional product and marketing service companies. Some of the key criteria evaluated in the acquisition process include the effectiveness of management, quality of clients, strategic locations and return on invested capital.

              PROMOTIONAL PRODUCTS. The Company believes that there are significant opportunities in the fragmented promotional products industry both in the United States and Europe to acquire high-quality companies, which provide the Company with additional sales representatives , established customers and may enable the Company to enter new geographic markets quickly. The Company has demonstrated its ability to successfully integrate newly acquired businesses into its existing operations and improve the performance and profitability of acquired businesses.

              MARKETING SERVICES. The Company has established itself as a leader in the brand marketing industry by acquiring marketing companies that are leaders in their individual industry segments. The Company believes that there are opportunities to acquire other marketing disciplined companies to either enhance existing services or to add additional services both in the United States and Europe.

BUSINESS STRATEGIES

         PENETRATE CLIENT BASE THROUGH MULTI-DISCIPLINE APPROACH. By offering its customers a comprehensive array of promotional and marketing services, the Company has positioned itself to benefit from the corporate trends toward utilizing a limited number of preferred vendors and outsourcing marketing functions. In addition to its core promotional product offerings, the Company also offers brand marketing and telemarketing services.

         LEVERAGE EXPENSE STRUCTURE. The Company's organizational structure leverages fixed overhead costs across its operating divisions by centralizing primary corporate functions such as accounting, human resources and information systems. Additionally, the Company leverages costs in the promotional product business by: (i) centralizing warehousing and information systems, (ii) compensating its sales force almost exclusively on a commission basis, (iii) minimizing inventory carrying costs by handling a substantial majority of its sales via direct shipment from the vendor to the customer. The Company believes that the high proportion of its variable expenses relative to its fixed costs results in less fluctuation in its profitability.

         EXPAND PROMOTIONAL PRODUCT LINE AND LEVERAGE BUYING POWER. The Company seeks to offer its customers a wide range of high-quality promotional products. Currently, the Company has access to over 300,000 types of promotional products from more than 2,500 vendors located primarily throughout North America and the Far East, including premium name brand merchandise typically available only through leading department and specialty stores. The Company's broad product line provides its customers with comprehensive, one-stop shopping for most of their promotional products and advertising specialty needs. As the nation's largest distributor of promotional products, the Company has successfully negotiated preferred pricing and rebate programs from many of its vendors and has developed relationships with reliable overseas manufacturers that satisfy the Company's strict quality and delivery standards. The Company believes its sales volume and financial strength have earned it a reputation as a low-cost, high-service provider of promotional products.

WORLDWIDE SERVICE/INTERNATIONAL EXPANSION

         The Company has successfully grown by offering a wide range of services and offering its services on a national and international basis. During 1998, the Company announced the acquisition of a promotional products distributor in Europe which was completed in early 1999. The Company will continue actively seeking international acquisitions to further establish a foundation for obtaining more international business. The Company currently has operations in Belgium, Canada, England, France, Holland, Hong Kong and Italy.

PURCHASING

         In its promotional products business the Company purchases products directly from manufacturers and typically arranges to have the customer's name, logo or advertising message imprinted on the products by the manufacturer or another third party. A majority of all promotional products sold by the Company are shipped directly by the manufacturer or third party supplier to its customers. The remaining products are warehoused by the Company in conjunction with its corporate fulfillment programs.

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

PERSONNEL

         The Company believes a key component of its success is the quality of its employees including sales representatives and it is continually refining its approach to hiring, training and motivating qualified employees and personnel. The Company believes that it will retain and attract high quality employees through a combination of its performance-based compensation structure, financing capabilities, corporate visibility and the ability to provide a full range of marketing services to its clients.

         The Company employs approximately 1,500 people in its promotional products business including approximately 750 core sales representatives. Additionally, the Company employs approximately 300 people in marketing services and 2,700 people in its telemarketing business. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its relationship with its employees is excellent.

CUSTOMERS

         The Company's promotional product customers include manufacturing, pharmaceutical financial service, broadcasting, consumer product and communications companies as well as professional sports teams. Selected customers of the Company include Abbott Laboratories, AlliedSignal, Ameritech Corporation, Ford Motor Company, General Electric, General Mills, J.E. Seagram & Sons and Sony. For the year ended December 31, 1998, no single customer accounted for more than 10% of the Company's net sales.

BACKLOG

         With respect to its promotional products business, the Company usually has a modest backlog, which it defines as firm orders placed with suppliers but for which the promotional products have not yet been shipped to the customer. As of February 28, 1999, the Company had a backlog of firm orders of approximately $46,085,000 as compared to a backlog of $28,838,000 at February 27, 1998, substantially all of which the Company believes will be shipped by the second quarter of 1999.

PATENTS AND TRADEMARKS

         The Company believes the "HA-LO" name is important to its business. The Company has registered the following trademarks: "HA-LO"-Registered Trademark- "HA-LO Advertising Specialties"-Registered Trademark-, "HA-LO Marketing and Promotions"-Registered Trademark-, "Events by HA-LO"-Registered Trademark- and "HA-LO Sports"-Registered Trademark-.

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

         The marketing services disciplines that the Company operates in are highly fragmented and competitive, and some of the Company's competitors have substantially greater financial and other resources than the Company. These divisions also compete for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. The primary bases for competition are customer service, creativity, customer relationships, product innovation and pricing.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers of the Company are as follows:

     Name                Age        Position with the Company
     ----                ---        --------------------------
Lou Weisbach             50         Chairman of the Board, President and
                                    Chief Executive Officer

Linden D. Nelson         38         Director, Vice Chairman of the Board
                                    and Chief Executive Officer of
                                    Creative Concepts in Advertising, Inc.

Richard A. Magid         40         Director, Treasurer,  Chief Operating
                                    Officer  and Assistant Secretary

Gregory J. Kilrea        35         Chief Financial Officer

David  C.  Robbins       46         Director, Executive Vice President

Michael Linderman        50         Executive Vice President - Promotional Products

Barbara  G.  Berman      54         Vice President - Retail Accounts and Secretary

David Blumenthal         36         Vice President - Information Systems

Peter Blythe             37         Vice President - Marketing

Gene Eherenfeldt         63         Vice President - Sales

Sabina Filipovic         38         Vice President - Administration and
                                    Assistant Secretary

Bradford S. Kerr         44         Chief Information Officer

Barry T. Margolin        32         Vice President - Finance and Planning,
                                    Corporate Controller and Assistant Secretary

Michael  P.  Nemlich     47         Vice President - Corporate Development/
                                    Financial Relations

Jon Sloan                38         Vice President - National Accounts


         Officers are elected annually and serve at the discretion of the Board of Directors. Mr. Okner, a member of the Board of Directors, is the father-in-law of Mr. Robbins. There are no other family relationships between any directors and executive officers of the Company.

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

         Mr. Kilrea was appointed Chief Financial Officer in July of 1996. Additionally, he was the Vice President of Planning from April, 1996 through July, 1996. From 1985 until joining the Company in 1996, he was employed by the accounting firm of Arthur Andersen LLP, most recently as an audit and financial consulting manager

         Mr. Robbins has been Executive Vice President since November, 1992. From 1978 to November 1992, he was an independent sales representative marketing specialty and premium advertising products.

         Mr. Linderman was appointed Executive Vice President - Promotional Products in September 1998. From August 1997 through September 1998 he served as Executive Vice President of Norwood Promotional Products, Inc. From December 1990 through August 1997, he was President of Key Industries, Inc. a promotional products supplier which was acquired by Norwood in 1994.

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

         Mr. Blythe was appointed as an officer in July of 1998. He has been serving as the Vice President - Marketing since April of 1997. From March 1993 through February 1997 he was Vice President and Account Executive for NatWest Markets, the corporate and investment banking arm of National Westminster Bank plc. where he was responsible for managing client relationships and developing new accounts.

         Mr. Eherenfeldt was appointed as an officer in July of 1998. He has been serving as Vice President - Sales since July 1996. Prior to joining HA-LO he was an independent manufacturers representative.

         Ms. Filipovic was appointed Vice President - Administration in March of 1996. She was the Director of Administration/Human Relations from March of 1994 to March of 1996. From July of 1984 through March of 1994, she held various positions throughout the Company and for the Company's predecessor.

         Mr. Kerr was appointed Chief Information Officer of the Company in February 1998. From June 1997 until joining the Company in 1998, he was the Vice President of Information Technology at Conesco. From August 1996 through June 1997 he was the Senior Vice President and Chief Information Officer at Pioneer Financial Services, Inc. Prior to this Mr. Kerr held management positions at CNA Insurance, Digital Equipment Corporation and Baxter International.

         Mr. Margolin was appointed Vice President - Finance and Planning and Assistant Secretary in March of 1996 and has been the Corporate Controller since January of 1993.

         Mr. Nemlich was appointed Vice President - Corporate
Development/Financial Relations in April of 1996. From March of 1993 until joining the Company in 1996, he was a Vice President in Trust Investment Services at Northern Trust Bank

         Mr. Sloan was appointed Vice President - National Accounts in July of 1998. Prior to that he held several sales positions at the Company and at Creative Concepts in Advertising (CCA), which was acquired by the Company in January 1997. Prior to joining CCA in 1994, he was a Partner in 1045 Park, a New York based apparel company.


ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Niles, Illinois, a suburb of Chicago. The Company has made arrangements to occupy a new leased headquarters facility, currently under construction, in late 2000. The Company's other facilities include sales offices and showrooms, warehouses, administrative offices and call centers located throughout the United States, Canada, Europe and Hong Kong. The majority of these facilities are leased.

         Due to recent acquisitions, the Company leases more than one office in certain cities and is in the process of consolidating certain offices to achieve greater efficiencies. Management believes, with the addition of the new headquarters, its facilities are adequate for its current operations, however, additional facilities may be required to support continued growth.


ITEM 3. LEGAL PROCEEDINGS

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Reference is made to "Note 16. Market for the Registrant's Common Equity and Related Stockholder Matters" of the Company's financial statements included in the Company's Annual Report to Shareholders for 1998 ("Annual Report"), as well as to note (d) in the Selected Financial Data of the Annual Report, all of which are incorporated herein by reference.

         The Company has not paid a cash dividend on its common stock since its initial public offering in 1992. The Company does not intend to pay such dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

         Reference is made to the Selected Financial Data in the Annual Report which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in the Annual Report which is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks relating to fluctuations in currency exchange rates, interest rates and changes in the market value of certain marketable securities. As required by new Securities and Exchange Commission (SEC) rules, the Company has calculated the sensitivity of operating results to hypothetical changes in exchange rates, interest rates and security values as if these changes had actually occurred during 1998.

         The Company is subjected to a risk from currency translation fluctuations due to their operations in Europe and Canada. Had the US dollar been 10% less favorable compared to foreign currencies during 1998 the Company would have recognized a reduction in net income of approximately $300,000 or about 1.2% of total net income. Additionally, the hypothetical drop in the value of the US dollar to foreign currencies would have resulted in a $3.3 million reduction in net assets, about 1.4%, of the total reported at year end. The effect on cash flow in 1998 would have been immaterial. Management does not believe the risk of unfavorable currency fluctuations is significant, and have not entered into any foreign exchange contracts for the purpose of hedging against this risk.

         The Company is exposed, through short-term investments and borrowings, to the risk of unfavorable changes in interest rates. Had interest rates during 1998 been 10% less favorable, net income would have been negatively affected by approximately $100,000. The Company also owns certain marketable securities that are subject to fluctuations in value on the stock market. Had the value of the stocks declined by 10%, during 1998, the Company could have realized approximately $200,000 of net losses upon sale of the securities. Management does not believe that the risk of unfavorable fluctuations in interest rates or stock values is significant to the Company's operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets as of December 31, 1998 and 1997, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996 and Notes to Financial Statements set forth in the Annual Report, and the Report of Arthur Andersen LLP included in the Annual Report, are incorporated herein by reference.

         Selected Quarterly Operating Results (Unaudited) set forth in the Annual report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding Executive Officers is included in the "Executive Officers of the Registrant" section of Item I.

         The information regarding Directors is incorporated by reference from the "Election of Directors", "Executive Compensation" and "Security Ownership of Management" and "Beneficial Ownership Reporting Compliance" sections of the Company's 1998 Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the "Security Ownership of Management" section of the Company's 1998 Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)      Financial Statements, Schedules and Exhibits

         1. Financial Statements (incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1998)

               (i)     Report of Independent Public Accountants;

               (ii)    Consolidated Balance Sheets at December 31, 1998 and
                       1997;

               (iii) Consolidated Statements of Income for each of the years ended December 31, 1998, 1997 and 1996;

               (iv) Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1998, 1997 and 1996;

               (v) Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996; and

               (vi)    Notes to Financial Statements.

         2.    Schedules

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3.    Exhibits

               The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999


                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:      /s/ GREGORY J. KILREA
                                 -----------------------
                                    Gregory J. Kilrea
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999:


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


     /s/ DAVID C. ROBBINS       Director, Executive Vice President
     --------------------
       David C. Robbins


    /s/ RICHARD A. MAGID        Director, Treasurer,
    ---------------------       Chief Operating Officer, and Assistant
      Richard A. Magid          Secretary


    /s/ THOMAS HERSKOVITS       Director
    ---------------------
      Thomas Herskovits


    /s/ JORDON R. KATZ          Director
    ---------------------
       Jordon R. Katz

    /s/ MARSHALL J. KATZ        Director
    ---------------------
      Marshall J. Katz


    /s/ SEYMOUR N. OKNER        Director, Chairman of
    ---------------------       the Board of
       Seymour N. Okner         Market USA, Inc. and
                                Marusa Marketing, Ltd.


       /s/ NEIL A. RAMO         Director
    ---------------------
          Neil A. Ramo



     /s/ ROBERT SOSNICK         Director
    ---------------------
        Robert Sosnick

                             HA-LO INDUSTRIES, INC.

                                  EXHIBIT INDEX


Exhibit
  No.       Description of Exhibit
--------------------------------------------------------------------------------

  3.1       Restated Articles of Incorporation of the Company. (1)
  3.2       Amended and Restated Bylaws of the Company. (8)
  3.3       Articles of Amendment to the Articles of Incorporation of the
            Company, dated August 29, 1994. (4)
  3.4       Articles of Amendment to the Articles of Incorporation of the
            Company, dated February 21, 1997. (8)
  4.1       Specimen of Stock Certificate for Common Stock. (1)
  4.2 *     New specimen of Stock Certificate for Common Stock.
 10.4       Employment Agreement, dated as of September 30, 1996, between the
            Company, Market USA, Inc. and Seymour N. Okner. (6,11)
 10.5 *     Employment Agreement, dated January 3, 1997, between the Company and
            Jon Sloan. (11)
 10.6 *     Real Property Put and Option Agreement, dated January 3, 1997, among
            Maple Lane Acquisition Limited Liability Company, Linden D. Nelson, and Creative Concepts in Advertising, Inc.
 10.7 *     First Amendment to Real Property Put and Option Agreement, dated
            December, 1998, among Maple Lane Acquisition Limited Liability
            Company, Linden D. Nelson, and Creative Concepts in Advertising,
            Inc.
 10.8       HA-LO Industries, Inc. Key Employee Incentive Plan. (1,11)
 10.9       Exclusive Premium Purchasing Agreement, dated January 11, 1995, between Montgomery Ward & Co., Incorporated and the Company. (4)
 10.12      Form of Indemnity Agreement between the Company and each of its directors and officers. (1,11)
 10.14      Agreement between David C. Robbins and the Company dated February 1,
            1995. (4)
 10.15      Building Lease, dated December 30, 1992, between the Company and
            LaSalle National Trust N.A. No. 115722. (2)
 10.16      Agreement, dated as of March 17, 1997, between the Company and
            Marshall J. Katz.(8,11)
 10.18      Amendment of October 1996 to Bonus Shares Agreement, dated February
            1, 1995, between the Company and David C. Robbins. (8,11)
 10.19      Employment Agreement, dated as of January 3, 1997, between the
            Company and Linden D. Nelson. (8,11)
 10.20      Employment Agreement, dated as of April 15, 1996, between the
            Company and Gregory J. Kilrea. (8,11)
 10.21      Employment Agreement, dated as of April 15, 1996, between the
            Company and Michael Nemlich. (8,11)
 10.23      HA-LO Industries, Inc. Stock Plan (as amended and restated) (4,11)
 10.24      Sales Representative Agreement, dated July 21, 1993, between the
            Company and Neil Ramo. (3,11)
 10.25      Second Amendment to the HA-LO Industries, Inc. Stock Plan (as
            amended and restated), adopted October 28, 1995. (5)

 10.26 Third Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted on February 26, 1996. (5)
 10.27 First Amendment to Exclusive Premium Purchasing Agreement, dated December 27, 1995, between Montgomery Ward & Co., Inc. and the Company. (5)
 10.33 Credit Agreement, dated as of January 31, 1997, among the Company, American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto. (8)
 10.34 Guaranty Agreement, dated as of January 31, 1997, by Fletcher, Barnhardt & White, Inc., Market U.S.A., Inc., and Creative Concepts in Advertising, Inc. (8)
 10.35 *    First Amendment to Credit Agreement, dated August 8, 1997, among the Company, American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto.
 10.36 * Second Amendment to Credit Agreement, dated January 20, 1999, among the Company, American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto.
 10.37 * Third Amendment to Credit Agreement, dated March 1, 1999, among the Company, American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto.
 10.38 * Guaranty Agreements dated March, 1999, by Promotional Marketing, L.L.C., Lipson Associates, Inc., Premier Promotions and Marketing, Inc., and Lee Wayne Corporation.
 10.39      Amended and Restated HA-LO Industries, Inc. 1997 Stock Plan. (9,11)
 10.40      1997 Employment Agreement between the Company and Lou Weisbach.
            (10,11)
 10.41 Employment Agreement dated January 1, 1998 between the Company and Richard Magid. (10,11,12)
 10.42 * Agreements by and between the Company and certain employees dated November, 1997, regarding change of control. (11)
 10.43 Agreements by and between the Company and David Robbins dated November, 1997, regarding change of control. (10,11)
 10.44 Agreements by and between the Company and Barbara Berman dated November, 1997, regarding change of control. (10,11)
 10.45      1998 Restatement of the HA-LO 401(k) Savings Plan. (10,11)
 10.46 HA-LO Industries, Inc. Executive Deferred Compensation Plan (as amended and restated) effective February 1, 1997.(10,11)
 10.47      Executive Incentive Compensation Plan for Various Employees.(10,11)
 10.48 * Agreement dated June 29, 1998 between the Company and Montgomery Ward & Co., Inc.
 10.49 * Second Amendment to Exclusive Premium Purchasing Agreement dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company.
 10.50 * Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc., ValueVision International Inc. and Merchant Development Corporation.
 10.51 * First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company (relative to Exhibit 10.50)
 10.52 * Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc., ValueVision International Inc. and Merchant Development Corporation
 10.53 * First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company (relative to Exhibit 10.52).

 10.54 *    Agreement dated January 26, 1999 between the Company and Montgomery
            Ward & Co., Inc.
 10.55 *    First Amendment to the 1998 Restatement of the HA-LO 401(k) Savings
            Plan, effective January 1, 1999. (11)
 10.56 *    Second Amendment to the 1998 Restatement of the HA-LO 401(k) Savings
            Plan, effective January 1, 1999. (11)
 13.   *    Annual Report to Shareholders for 1998 of registrant (for the information of the Securities and Exchange Commission and not to be
            deemed "filed" with the Commission, except for the portions expressly incorporated by reference in this report).
 21    *    List of subsidiaries of registrant 23.1 * Consent of independent public accountants.
 23.1  *    Consent of Independent Public Accountants
 27.1  *    Financial Data Schedule - 1998
 27.2  *    Financial Data Schedule - 1997 and 1996
----------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (no. 33-51698) on Form S-1, as amended, filed by the Company under the Securities Act of 1933, as amended.
(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6)         Incorporated by reference to the Registration Statement (no.
            333-10481) on Form S-4, as amended, filed by the Company under the Securities Act of 1933, as amended.
(7) Incorporated by reference to the Registration Statement (no.333-03928) on Form S-8 filed by the Company under the Securities Act of 1933, as amended.
(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(9) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (No. 333-66849) on Form S-8, as amended, filed by the Company under the Securities Act of 1933, as amended.
(10) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(11)        Management contract or compensatory plan or arrangement.
(12) Erroneously listed as being dated January 1, 1997 in the Exhibit List to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
*           Filed herewith.