Form 10-Q
period 1999-03-31
HA LO INDUSTRIES INC
filed 1999-05-14
CIK 891285

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

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

As of May 4, 1999, the registrant had an aggregate of 48,516,644 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                      INDEX

Part I.   FINANCIAL INFORMATION                                          Page Number
                                                                         -----------
          Item 1. Financial Statements.

          Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998.                                                   2

          Consolidated Statements of Income for the three months ended
          March 31, 1999 and 1998.                                             3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998.                                       4

          Notes to Financial Statements.                                       5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                         8

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote                             11
                  of Security Holders.

          Item 6. Exhibits and Reports on Form 8-K.                           11

Signatures                                                                    12

PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                   March 31,   December 31,
(in thousands, except share amounts)                 1999          1998
                                                   ---------    ---------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  12,506    $   7,276
  Short term investments                              14,016       50,922
  Receivables                                        165,274      168,806
  Inventories                                         34,370       29,637
  Prepaid expenses & deposits                         18,184       15,139
                                                   ---------    ---------
     Total current assets                            244,350      271,780
                                                   ---------    ---------

PROPERTY AND EQUIPMENT, net                           46,383       42,225
                                                   ---------    ---------

OTHER ASSETS:
  Intangible assets, net                              63,168       26,621
  Other                                                7,326        6,391
                                                   ---------    ---------
     Total other assets                               70,494       33,012
                                                   ---------    ---------
                                                   $ 361,227    $ 347,017
                                                   ---------    ---------
                                                   ---------    ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt             $   1,826    $   3,423
  Book overdraft                                       3,171          287
  Accounts payable                                    60,208       63,591
  Accrued expenses                                    42,823       41,528
  Due to related parties                                --            200
                                                   ---------    ---------
    Total current liabilities                        108,028      109,029
                                                   ---------    ---------
LONG-TERM DEBT                                          --           --
                                                   ---------    ---------
DEFERRED LIABILITIES                                   2,542        2,497
                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                     --           --
Common stock, no par value; 100,000,000
  shares authorized and 48,515,862 issued
  and outstanding in 1999 and 47,780,742 in 1998     211,573      198,228
Other                                                 (4,886)      (2,508)
Retained earnings                                     43,970       39,771
                                                   ---------    ---------
  Total shareholders' equity                         250,657      235,491
                                                   ---------    ---------
                                                   $ 361,227    $ 347,017
                                                   ---------    ---------
                                                   ---------    ---------

     The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                             Three Months Ended
                                          ----------------------
                                          March 31,    March 31,
(in thousands, except per share amounts)    1999         1998
                                          ---------    ---------
NET SALES                                 $ 156,967    $ 124,815

COST OF SALES                               102,248       82,673
                                          ---------    ---------
  Gross profit                               54,719       42,142

SELLING EXPENSES                             20,697       17,040
GENERAL AND ADMINISTRATIVE EXPENSES          27,310       18,435
NON-RECURRING CHARGES                          --          1,500
                                          ---------    ---------
  Income from operations                      6,712        5,167

INTEREST INCOME(EXPENSE), NET                   287         (747)
                                          ---------    ---------
  Income before taxes                         6,999        4,420

PROVISION FOR TAXES                           2,800        1,890
                                          ---------    ---------
NET INCOME FOR THE PERIOD                 $   4,199    $   2,530
                                          ---------    ---------
                                          ---------    ---------
PRO FORMA INCOME DATA:
  Pro forma income tax benefit                              (124)
                                                       ---------
PRO FORMA NET INCOME:                                  $   2,654
                                                       ---------
                                                       ---------
EARNINGS PER SHARE (Pro forma in 1998):
  Basic                                   $    0.09    $    0.07
  Diluted                                 $    0.09    $    0.06
                                          ---------    ---------
                                          ---------    ---------
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                      48,457       40,323
  Diluted                                    49,171       42,210
                                          ---------    ---------
                                          ---------    ---------

      The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 and 1998
                                   (Unaudited)

                                                      March 31,   March 31,
(in thousands)                                          1999        1998
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                             $  4,199    $  2,530
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                            2,887       2,267
Increase in cash surrender value                           170          60
Increase (decrease) in deferred liabilities - other        148        (281)
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                           12,518      10,840
  Inventories                                             (285)     (3,622)
  Prepaid expenses and deposits                         (2,029)     (1,302)
  Accounts payable, accrued expenses and
    due to related parties                             (18,447)     (6,202)
                                                      --------    --------
  Net cash provided (used) by operating activities        (839)      4,290
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (4,854)     (4,369)
Decrease (increase) in short-term investments           36,906        (529)
Decrease (increase) in other assets                     (1,199)        204
Cash paid for acquisitions, net of cash acquired       (26,259)     (2,087)
                                                      --------    --------
  Net cash provided (used) for investing activities      4,594      (6,781)
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on long-term debt             (1,768)      4,384
Net borrowings (payments) under line of credit             112      (1,817)
Repayments from related party                             --           427
Increase (decrease) in book overdraft                    2,884      (3,575)
Net proceeds from issuance of common stock               2,685       3,623
Dividend payments of acquired companies                   --          (936)
Repurchase of common stock                                --          (450)
                                                      --------    --------
  Net cash provided by financing activities              3,913       1,656
                                                      --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                             (2,438)        (52)
                                                      --------    --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          5,230        (887)

CASH AND EQUIVALENTS, beginning of period                7,276       4,808
                                                      --------    --------
CASH AND EQUIVALENTS, end of period                   $ 12,506    $  3,921
                                                      --------    --------
                                                      --------    --------

       The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1998 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

During the first three months of 1999, options to acquire an aggregate of 1,404,368 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $9.19 to $24.00 per share. Additionally, 300,557 options were exercised during the same period at prices ranging from $1.51 to $19.17 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

(in thousands, except per share amounts)                   Three months ended March 31,
                                                           ----------------------------
                                                                1999          1998
                                                               -------       -------
Net income available to common shareholders'
  (pro forma in 1998)(A)                                       $ 4,199       $ 2,654
                                                               -------       -------
                                                               -------       -------
Average outstanding:
  Common stock (B)                                              48,457        40,323
Effect of stock options and warrants                               714         1,887
                                                               -------       -------
Common stock and common stock equivalents (C)                   49,171        42,210
                                                               -------       -------
                                                               -------       -------
Earnings per share:
    Basic (A/B)                                                $  0.09          0.07
                                                               -------       -------
                                                               -------       -------
    Diluted (A/C)                                              $  0.09       $  0.06
                                                               -------       -------
                                                               -------       -------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the three months ended March 31, 1999 and 1998 includes the following:

(in thousands)                                                        1999           1998
                                                                    --------       --------
Issuance of common shares in connection with
   business acquisitions, net                                       $  9,787       $   551

Payments accrued and liabilities assumed in
   connection with business acquisitions                            $ 14,725       $ 1,730

Recognition of tax benefits from options and restricted stock       $    872       $ 2,121

NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the first quarter of 1999, the director earned approximately $476,000 and was granted 50,255 options at fair market value under this agreement.

NOTE 5. BUSINESS COMBINATIONS:

In January 1999, the Company completed the acquisition of Parsons International, a French based promotional products company, for approximately 400,000 shares of its common stock, which had a fair market value of $9.0 million, and $27.5 million in cash, excluding transaction expenses. The transaction also includes a two year earn-out period in which the Company may incur an additional $23.5 million payment, payable in common stock, if certain profit levels are attained.

Additionally, the Company completed the acquisitions of two domestic promotional product companies, Idea Man, Inc. in February and Grotte Advertising Company in March, for an aggregate of approximately $5.8 million in cash, net of transaction expenses. The Company also issued approximately 33,000 shares of common stock with a fair market value of approximately $787,000 in connection with an earn-out related to a 1997 acquisition.

Goodwill is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

NOTE 6: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                                   Three months ended March 31,
(in thousands)                                         1999            1998
                                                   ----------------------------
Net Sales:
------------------------------------------------------------------------------
Promotional products                                 $122,504         $ 97,991
Marketing services                                     18,650           13,077
Telemarketing                                          15,813           13,747
------------------------------------------------------------------------------
  Total                                              $156,967         $124,815
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Operating income:
------------------------------------------------------------------------------
Promotional products                                 $  5,541         $  4,685
Marketing services                                        649              379
Telemarketing                                             522              102
------------------------------------------------------------------------------
 Total consolidated                                  $  6,712         $  5,166
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NOTE 7: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three month periods ending March 31, 1999 and 1998 is as follows:

                                            Three months ended
                                         --------------------------
                                          March 31,       March 31,
(in thousands)                              1999            1998
                                         ----------      ----------
Net income (pro forma in 1998)           $    4,199      $    2,654
Other comprehensive loss, net of taxes       (1,463)            (31)
                                         ----------      ----------
Comprehensive income                     $    2,736      $    2,623
                                         ----------      ----------
                                         ----------      ----------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net sales for the first quarter of 1999 increased 25.8% to $157.0 million compared to $124.8 million in the corresponding quarter of 1998. Sales generated by the promotional products, marketing services and telemarketing segments increased 25.0%, 42.6% and 15.0% respectively over the prior year. Of the total $32.2 million increase, approximately $12.0 million was due to internal growth and the remainder was due to acquisitions.

Gross profit increased to 34.9% of net sales ($54.7 million) in the first quarter of 1999 from 33.8% of net sales ($42.1 million) in the first quarter of 1998. The increase is due primarily to increased margins in the marketing services and telemarketing segments.

Selling expenses as a percentage of net sales decreased slightly to 13.2% in the first quarter of 1999 ($20.7 million) compared to 13.7% in the first quarter of 1998 ($17.0 million). The decrease as a percentage of net sales is attributable primarily to a change in service mix toward marketing services, and to a lesser extent, telemarketing. These business segments do not have the commission structure of the promotional products business segment.

General and administrative expenses as a percentage of net sales were 17.4% in the first quarter of 1999 ($27.3 million) compared to 14.8% in the first quarter of 1998 ($18.4 million). The increase in the percentage is due to infrastructure investments required to support the growth of the marketing services businesses and a change in mix toward those businesses

Operating income increased 29.9% to $6.7 million in 1999 from $5.2 million in 1998. Recurring operating income as a percentage of net sales decreased to 4.3% in the first quarter of 1999 compared to 5.3% in 1998. The decrease primarily reflects increases in infrastructure required to support the growth of the marketing services businesses. Expenses to support these businesses are generally incurred ratably throughout the year, while revenues are usually more seasonal, with a disproportionately large share recognized in the second half of the year.

Operating results for the first quarter of 1998 include non-recurring charges of $1.5 million related to fire damage to an office and distribution facility and the closing of a warehouse acquired as part of a 1997 acquisition.

In the first quarter of 1999 the Company had net interest income of $287,000 compared to net interest expense of $746,000 in the first quarter of 1998. The change is due to a portion of the proceeds received through the May, 1998 public stock offering which was used to pay down debt and fund acquisitions. Excess proceeds were invested in short term government investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving line of credit (the "Revolver") totaling $75 million which matures on March 1, 2000. The facility bears interest at either prime less .25% or LIBOR plus between .5% and 1.5% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage, and a fixed charge ratio.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of March 31, 1999, the Company's working capital was $136.3 million compared to $162.8 million at December 31, 1998. The decrease was primarily attributable to $26.3 million of net cash paid for acquisitions. Capital expenditures for property and equipment were approximately $4.9 million for the first three months of 1999, and management expects capital expenditures to be approximately $15 million for the full year of 1999, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

Date sensitive computer applications that currently record years in two-digit, rather than four-digit century format may be unable to properly categorize and process dates after December 31, 1999 (the "Year 2000 Issue"). Also, embedded computer chips that control devices such as building security systems, elevators and telephone equipment may fail, resulting in disruption of operations to the Company, its customers and suppliers.

The Company's operating divisions and subsidiaries utilize various computer systems. The Company relies on its computer systems and applications for many business critical aspects, including financial systems, (including general ledger, inventory, order processing, accounts payable and accounts receivable), customer service, creative design, warehouse automation and voice and data telecommunications. At the direction of its Board of Directors, the Company formed a Year 2000 Committee in 1998 to assess its state of readiness and address Year 2000 issues that may affect its business. The Chief Information Officer of the Company has been appointed the Year 2000 Project Executive.

The Company has completed the inventory and assessment of all key computer systems. In determining whether a system is Year 2000 compliant The Company has adopted The British Standards Institution "Definition of Year 2000 Conformity Requirements", contained in BSI Publication PD2000-1. Under this definition of Year 2000 conformity, neither performance nor functionality is affected by dates prior to, during and after the year 2000.

During the assessment phase, the Company identified several systems that were not Year 2000 ready. The Company has begun, and in certain cases, has completed plans to remediate or convert all non-compliant systems to other systems that are Year 2000 compliant. Beyond assessing the Year 2000 readiness of each system, the Company plans to develop and complete a formal Year 2000 compliance test for each system, with all testing and remediation completed by June 30, 1999. Based on the information gathered during the assessment phase, the Company does not believe that the costs of achieving Year 2000 compliance, including costs to remediate, convert and test systems will exceed $500,000. All costs relating to the Year 2000 Issue will be funded out of general operating funds.

The Company has also initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their systems, business processes and supply chains. The Company believes, due to its large, diverse product supplier base, that the risk resulting from potential problems of any such supplier is minimal. However, the Company is dependent upon many key suppliers (including providers of electricity, telephone, water and gas services) and may incur disruptions of operations if any one fails to deliver product or services due to a Year 2000 problem. Upon analysis of responses of Year 2000 readiness surveys received from vendors and suppliers, the Company will prepare contingency plans to minimize the impact of operational or product supply chain disruptions resulting from the Year 2000 issue. Contingency plans will be prepared during the third and fourth quarters of 1999.

In addition to key vendor and supply chain risks, the Company is aware that it may face Year 2000 issues as a result of any business or company acquired in 1999 that is not Year 2000 compliant. The Company believes these risks can be mitigated through conversion of non-compliant systems to Year 2000 compliant systems as part of overall acquisition integration plans.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, expected costs to be incurred in relation to Year 2000 issues and HA-LO'S anticipated profitability in 1999 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements:
The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products, marketing services and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1998 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.0 - Financial Data Schedule for the three month period ended March 31, 1999

(b)      Reports on Form 8-K

         The Company filed one report on Form 8-K, on March, 23 with respect to a 3-for-2 stock split. The split was effective February 19, 1999 to shareholders of record on February 5, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HA-LO INDUSTRIES, INC.

Dated: May 14, 1999                    /s/ GREGORY J. KILREA
                                       ---------------------
                                       Gregory J. Kilrea
                                       Duly Authorized Officer
                                       and Chief Financial Officer