Form 10-Q
period 1999-06-30
HA LO INDUSTRIES INC
filed 1999-08-13
CIK 891285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______to______

                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Illinois                                       36-3573412
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

As of July 31, 1999, the registrant had an aggregate of 49,699,331 shares of its common stock outstanding.

                                      HA-LO INDUSTRIES, INC.
                                               INDEX

Part I.        FINANCIAL INFORMATION                                             Page Number
                                                                                 -----------
               Item 1. Financial Statements.

               Consolidated Balance Sheets as of June 30, 1999 and December
               31, 1998.                                                              2

               Consolidated Statements of Income for the three months and
               six months ended June 30, 1999 and 1998.                               3

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998.                                          4

               Notes to Financial Statements.                                         5

               Item 2. Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations.                                     8

PART II.       OTHER INFORMATION

               Item 4. Submission of Matters to a Vote                                12
                       of Security Holders.

               Item 6. Exhibits and Reports on Form 8-K.                              12

Signatures                                                                            13

PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                        June 30,         December 31,
(in thousands, except share amounts)                      1999              1998
                                                    ----------------   ----------------
                                                       (Unaudited)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  28,142          $   7,276
  Short term investments                                      2,712             50,922
  Receivables                                               166,686            168,806
  Inventories                                                35,075             29,637
  Prepaid expenses & deposits                                17,983             15,139
                                                    ----------------   ----------------
     Total current assets                                   250,598            271,780
                                                    ----------------   ----------------

PROPERTY AND EQUIPMENT, net                                  39,005             42,225
                                                    ----------------   ----------------

OTHER ASSETS:
  Intangible assets, net                                     69,165             26,621
  Other                                                       8,735              6,391
                                                    ----------------   ----------------
     Total other assets                                      77,900             33,012
                                                    ----------------   ----------------
                                                          $ 367,503          $ 347,017
                                                    ----------------   ----------------
                                                    ----------------   ----------------

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                    $   1,914          $   3,423
  Book overdraft                                                 54                287
  Accounts payable                                           59,011             63,591
  Accrued expenses                                           38,355             41,528
  Due to related parties                                          -                200
                                                    ----------------   ----------------
    Total current liabilities                                99,334            109,029
                                                    ----------------   ----------------

LONG-TERM DEBT                                               10,000                  -
                                                    ----------------   ----------------

DEFERRED LIABILITIES                                          2,974              2,497
                                                    ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                               -                  -
Common stock, no par value; 100,000,000
  shares authorized and 48,696,940 issued
  and outstanding in 1999 and 47,780,742 in 1998            213,987            198,228
Other                                                        (3,615)            (2,508)
Retained earnings                                            44,823             39,771
                                                    ----------------   ----------------
  Total shareholders' equity                                255,195            235,491
                                                    ----------------   ----------------
                                                          $ 367,503          $ 347,017
                                                    ----------------   ----------------
                                                    ----------------   ----------------

      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE PERIODS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                            -----------------------------   -----------------------------
                                               June 30,       June 30,        June 30,        June 30,
(in thousands, except per share amounts)         1999           1998            1999            1998
                                            --------------  -------------   -------------   -------------
NET SALES                                       $ 160,312      $ 138,238       $ 317,278       $ 263,052

COST OF SALES                                     105,187         89,292         207,434         171,965
                                            --------------  -------------   -------------   -------------
  Gross profit                                     55,125         48,946         109,844          91,087

SELLING EXPENSES                                   24,257         17,630          44,955          34,670
GENERAL AND ADMINISTRATIVE EXPENSES                29,439         19,615          56,748          38,050
NON-RECURRING CHARGES                                   -          2,980               -           4,480
                                            --------------  -------------   -------------   -------------
  Income from operations                            1,429          8,721           8,141          13,887

INTEREST INCOME(EXPENSE), NET                          (8)            19             279            (727)

                                            --------------  -------------   -------------   -------------
  Income before taxes                               1,421          8,740           8,420          13,160

PROVISION FOR TAXES                                   568          3,142           3,368           5,032
                                            --------------  -------------   -------------   -------------
NET INCOME FOR THE PERIOD                       $     853      $   5,598       $   5,052       $   8,128
                                            --------------  -------------   -------------   -------------
                                            --------------  -------------   -------------   -------------

PRO FORMA INCOME DATA:
  Pro forma income tax expense                                       354                             230
                                                            -------------                   -------------

PRO FORMA NET INCOME:                                          $   5,244                       $   7,898
                                                            -------------                   -------------
                                                            -------------                   -------------

EARNINGS PER SHARE (Pro forma in 1998):
  Basic                                         $    0.02      $    0.12       $    0.10       $    0.19
  Diluted                                       $    0.02      $    0.11       $    0.10       $    0.18
                                            --------------  -------------   -------------   -------------
                                            --------------  -------------   -------------   -------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                            48,534         43,930          48,496          42,126
  Diluted                                          49,090         45,957          49,131          44,083
                                            --------------  -------------   -------------   -------------
                                            --------------  -------------   -------------   -------------


        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 and 1998
                                   (Unaudited)

                                                       June 30,        June 30,
(in thousands)                                           1999            1998
                                                     -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                $  5,052       $  8,128
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                               6,640          4,420
Increase in cash surrender value                             (135)           (83)
Increase (decrease) in deferred liabilities - other           483           (188)
Loss on disposal of property and equipment                     50             97
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                              13,446          6,485
  Inventories                                                (115)        (5,408)
  Prepaid expenses and deposits                            (1,363)        (2,209)
  Accounts payable, accrued expenses and
    due to related parties                                (21,844)         4,265
                                                     -------------   ------------
  Net cash provided by operating activities                 2,214         15,507
                                                     -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                        (8,833)       (10,772)
Proceeds on sale of property and equipment                  9,374            170
Decrease (increase) in short-term investments              48,210           (908)
Decrease (increase) in other assets                        (2,546)            53
Cash paid for acquisitions, net of cash acquired          (35,804)        (3,811)
                                                     -------------   ------------
  Net cash provided (used) for investing activities        10,401        (15,268)
                                                     -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on long-term obligations          5,745        (42,960)
Increase (decrease) in book overdraft                        (232)         1,065
Net proceeds from issuance of common stock                  3,964        123,036
Dividend payments of acquired companies                         -         (2,647)
                                                     -------------   ------------
  Net cash provided by financing activities                 9,477         78,494
                                                     -------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                (1,226)          (459)
                                                     -------------   ------------

NET INCREASE IN CASH AND EQUIVALENTS                       20,866         78,274

CASH AND EQUIVALENTS, beginning of period                   7,276          4,808
                                                     -------------   ------------
CASH AND EQUIVALENTS, end of period                      $ 28,142       $ 83,082
                                                     -------------   ------------
                                                     -------------   ------------


        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1998 Annual Report on Form 10-K.


NOTE 2. CAPITAL STOCK:

During the first six months of 1999, options to acquire an aggregate of 1,702,031 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $9.19 to $24.00 per share. Additionally, 469,090 options were exercised during the same period at prices ranging from $1.51 to $19.17 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

(in thousands)                           Three months ended June 30,   Six Months Ended June 30,
                                         ---------------------------   -------------------------
                                             1999          1998           1999           1998
                                           -------        -------        -------        -------
Net income (pro forma in 1998)
     available to common
     shareholders'(A)                      $   853        $ 5,244        $ 5,052        $ 7,898
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
Average outstanding
    Common stock: (B)                       48,534         43,930         48,496         42,126
Effect of stock options and warrants           556          2,027            635          1,957
                                           -------        -------        -------        -------
Common stock and common stock
    equivalents (C)                         49,090         45,957         49,131         44,083
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
Earnings per share:
    Basic (A/B)                             $ 0.02        $  0.12        $  0.10        $  0.19
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
    Diluted (A/C)                           $ 0.02        $  0.11        $  0.10        $  0.18
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the six months ended June 30, 1999 and 1998 includes the following:

(in thousands)                                                1999         1998
                                                            --------     --------
Issuance of common shares in connection with
  business acquisitions, net                                $  9,895     $    219

Liabilities assumed in connection with
  business acquisitions                                     $ 18,642     $  1,730

Recognition of tax benefits from options and
  restricted stock                                          $  1,899     $  3,916

NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the second quarter of 1999, the director earned approximately $408,000 and was granted 11,549 options at fair market value under this agreement.

In June 1999 the Company received approximately $9.5 million in connection with its exercised option to sell an office and warehouse facility to the Vice Chairman of the Board. No gain or loss was recognized as a result of this sale.

NOTE 5. BUSINESS COMBINATIONS:

In April 1999, the Company completed the acquisition of substantially all of the assets of Incentive Merchandising Corporation, a privately owned promotional products company headquartered in Cleveland, Ohio, for approximately $1.4 million in cash, excluding transaction expenses. The transaction includes a three year earn-out period in which the Company may incur an additional $1.4 million payment if certain profit levels are attained.

In May 1999, the Company completed the acquisitions of substantially all assets and assumed certain liabilities of two promotional products companies, The Dalton Group and Lesco Corporation, for an aggregate of approximately $3.5 million in cash, excluding transaction expenses.

In June 1999, the Company completed the acquisition of Hogberg International A.S., a privately owned promotional products company headquartered in Ulset, Norway, primarily through the assumption of approximately $1.0 million of net liabilities.

Goodwill is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

NOTE 6: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                          Three months ended June 30,        Six months ended June 30,
(in thousands)                               1999           1998               1999              1998
                                          ---------      ---------          ---------         ---------
Net Sales:
Promotional products                      $ 120,220      $ 109,331          $ 242,723         $ 207,322
Marketing services                           23,344         13,247             41,994            26,324
Telemarketing                                16,748         15,660             32,561            29,406
                                          ---------      ---------          ---------         ---------
  Total                                   $ 160,312      $ 138,238          $ 317,278         $ 263,052
                                          ---------      ---------          ---------         ---------
                                          ---------      ---------          ---------         ---------

Operating income:
Promotional products                      $  (2,228)     $   9,475          $   3,313         $  14,160
Marketing services                            2,604         (1,446)             3,253            (1,067)
Telemarketing                                 1,053            692              1,575               794
                                          ---------      ---------          ---------         ---------
 Total                                    $   1,429      $   8,721          $   8,141         $  13,887
                                          ---------      ---------          ---------         ---------
                                          ---------      ---------          ---------         ---------


NOTE 7: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three month and six month periods ending June 30, 1999 and 1998 is as follows:

 (in thousands)                         Three months ended      Six months ended
                                        -------------------    -------------------
                                          1999        1998       1999        1998
                                        -------     -------    -------     -------
Net income (pro forma in 1998)
                                        $   853     $ 5,244    $ 5,052     $ 7,898
Other comprehensive gain (loss),
net of taxes                                727        (244)      (736)       (275)
                                        -------     -------    -------     -------

Comprehensive income                    $ 1,580     $ 5,000    $ 4,316     $ 7,623
                                        -------     -------    -------     -------
                                        -------     -------    -------     -------

NOTE 8: SUBSEQUENT EVENT

In July 1999, the Company announced its intention to restructure its operations. The focus of the restructuring will be to consolidate back office functions, consolidate distribution capabilities and information systems and streamline the management reporting structure. The Company expects the restructuring to result in a one-time charge of between $25 to $30 million. The charge, which will be incurred in the third quarter of 1999, will primarily relate to lease cancellations, employee termination costs and asset write-downs. Approximately half of this charge is expected to result in cash outlays over the next twelve months. The Company intends to finalize the restructuring plan in the third quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales for the second quarter of 1999 increased 16.0% to $160.3 million compared to $138.2 million in the corresponding quarter of 1998. Approximately 75%, 15% and 10% of net sales were attributed to the promotional product, marketing services and telemarketing segments, respectively. This compares to 79%, 10% and 11%, respectively for the same period last year. Substantially all the revenue growth was from acquisitions in the second quarter of 1999.

Gross profit decreased to 34.4% of net sales ($55.1 million) in the second quarter of 1999 from 35.4% of net sales ($48.9 million) in the second quarter of 1998. The decrease was due primarily to a change in the mix of the promotional products business and the loss of certain higher margin revenue in the second quarter of 1999.

Selling expenses as a percentage of net sales increased to 15.1% in the second quarter of 1999 ($24.3 million) compared to 12.8% in the second quarter of 1998 ($17.6 million). The increase was attributable primarily to fixed cost investments, primarily people, to support projected promotional product sales volume and incremental investments aimed at enhancing the HA-LO brand.

General and administrative expenses as a percentage of net sales were 18.4% in the second quarter of 1999 ($29.4 million) compared to 14.2% in the second quarter of 1998 ($19.6 million). The increase in the percentage was due to a higher proportion of revenues from the marketing services segment and investments made to support projected promotional products growth. The marketing services segment has a higher ratio of general and administrative expenses to revenues. Costs to support projected promotional products volume were primarily related to personnel, facilities and systems.

Operating income decreased to $1.4 million in 1999 from $8.7 million in 1998. Recurring operating income as a percentage of net sales decreased to 0.9% in the second quarter of 1999 compared to 8.5% in 1998. The decrease was reflective of investments made to support sale volumes which did not materialize in the quarter.

Operating results for the second quarter of 1998 include non-recurring charges of $3.0 million related to an acquisition accounted for as pooling-of-interests.

In the second quarter of 1999 the Company had net interest expense of $8,000 compared to $19,000 in net interest income during the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales for the first six months of 1999 increased 20.6% to $317.3 million compared to $263.1 million in the corresponding period of 1998. Approximately 77%, 13% and 10% of net sales were attributed to the promotional product, marketing services and telemarketing segments, respectively. This compares to 79%, 10% and 11%, respectively for the same period last year. Of the $54.2 million increase in net sales, approximately $13.5 million was due to internal growth with the remainder due to acquisitions.

Gross profit as a percentage to net sales remained a constant 34.6%. Gross profit was $109.8 million in the first six months of 1999 compared to $91.1 million in the corresponding period of 1998. The Company realized higher gross margin percentages in the marketing services and telemarketing services which were offset by lower gross profit margins in the promotional products segment.

Selling expenses as a percentage of net sales increased to 14.2% in the first six months of 1999 ($45.0 million) compared to 13.2% in the corresponding period of 1998 ($34.7 million). The increase was due to the same reasons discussed during the three month period above.

General and administrative expenses as a percentage of net sales increased to 17.9% in the first six months of 1999 ($56.7 million) compared to 14.5% in the corresponding period of 1998 ($38.1 million). The increase was due to the same reasons discussed during the three month period above.

Operating income decreased to $8.1 million in 1999 from $13.9 million in 1998. Recurring operating income as a percentage of net sales decreased to 2.6% in the first six months of 1999 compared to 7.0% in 1998.

Operating results for the first six months of 1998 included pretax non-recurring charges of $4.5 million. Approximately $3.0 million was incurred to complete an acquisition accounted for using the pooling-of-interests accounting method. The remainder related to fire damage to an office and distribution facility and the closing of a warehouse that was acquired as part of a 1997 acquisition.

In the first six months of 1999 the Company had net interest income of $279,000, compared to $727,000 of net interest expense in the corresponding period of 1998. . The change was due to a portion of the proceeds received through the May, 1998 public stock offering which were used to pay down debt and fund acquisitions. Excess proceeds were invested in short term government investments.

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

As of June 30, 1999, the Company's working capital was $151.3 million compared to $162.8 million at December 31, 1998. Capital expenditures for property and equipment were approximately $8.8 million for the first six months of 1999, and management expects capital expenditures to be approximately $15 million for the full year of 1999, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or create erroneous results unless corrective measures are taken. The Year 2000 problem can arise at any point in the Company's supply, distribution and financial chains.

At the direction of its Board of Directors, the Company formed a Year 2000 Committee in 1998 to assess its state of Year 2000 readiness and address Year 2000 issues that may affect its business. In determining whether a system is Year 2000 compliant The Company has adopted The British Standards Institution "Definition of Year 2000 Conformity Requirements", contained in BSI Publication PD2000-1. The Chief Information Officer of the Company has been appointed the Year 2000 Project Executive.

The Company's Year 2000 program has been conducted in phases, described as follows:

         Inventory Phase. Identify hardware, software, processes or devices the use or process date information.

         Assessment Phase. Identify Year 2000 date processing deficiencies and related implications.

         Planning Phase. Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

         Implementation Phase. Implement designed solutions. Conduct appropriate systems testing.

The Company has substantially completed the inventory, assessment and planning phases. The majority of business critical systems are considered Year 2000 ready by virtue of being engineered with four digit century fields or having already completed a process of modification and testing.

During the assessment phase, the Company identified several computer systems and voice telecommunications switches that were not Year 2000 compliant. The Company plans to implement Year 2000 modifications or complete the conversion of all non-compliant systems by the end of the third quarter. The Company currently believes that Year 2000 compliance will be achieved in all material respects prior to any anticipated Year 2000 failure date.

The Company has initiated communications with its product suppliers and other key business partners to determine their Year 2000 readiness. The Company believes that due to its large and diverse promotional product supplier base, the risks resulting from potential problems of any such supplier are minimal. However, the failure of any one key business partner (including providers of transportation, electricity, telephone, water or gas services) to modify or replace their affected systems could have materially adverse impacts on the Company's business, operations or financial condition in the future.

Based on the information gathered during the assessment and planning phases, the Company believes that the costs of achieving Year 2000 compliance, including costs to modify, convert and test systems, will be in the range of $750,000. Costs incurred during 1998 and the first half of 1999 were approximately $500,000. All costs relating to the Year 2000 Issue will be funded through operating cash flow. The cost of conversions and project completion dates are based on management's best estimates and are updated periodically as additional information becomes available.

The Company will prepare contingency plans to minimize the impact of operational or product supply chain disruptions resulting from the Year 2000 problem. Contingency plans for all of the Company's operations will be prepared during the third and fourth quarters of 1999 and may include securing alternate sources of product supply, adopting workaround procedures, and other appropriate measures.

In addition to key business partners and product supply chain risks, the Company is aware that it may face unanticipated Year 2000 problems as a result of any business or company acquired in 1999 or 2000 that is not already Year 2000 compliant. The Company believes these risks can be mitigated through conversion of non-compliant systems to Year 2000 compliant systems as part of overall acquisition integration plans.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, expected costs to be incurred in relation to Year 2000 issues, anticipated restructuring charges and cash requirements and HA-LO'S anticipated profitability in 1999 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products, marketing services and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1998 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 11, 1999, the following proposals were adopted by the margins indicated.

              1. To elect ten directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

                                                                Number of Shares
                                                        For                      Withheld
                  Lou Weisbach                       42,802,477                   457,088
                  Linden D. Nelson                   42,797,528                   462,037
                  Seymour N. Okner                   42,794,903                   461,662
                  Richard A. Magid                   42,802,477                   457,088
                  David C. Robbins                   42,802,477                   457,088
                  Thomas Herskovits                  42,841,315                   418,250
                  Jordon R. Katz                     42,799,477                   460,088
                  Marshall J. Katz                   42,798,477                   461,088
                  Neil A. Ramo                       42,915,302                   344,263
                  Robert Sosnick                     42,919,615                   339,950

1. To ratify the reappointment of the firm of Arthur Andersen LLP as the Company's independent auditors for 1999.

                  For                                           43,209,417
                  Against                                           35,723
                  Abstained                                         14,425

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.0 - Financial Data Schedule for the six month period ended June 30, 1999

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HA-LO INDUSTRIES, INC.


Dated: August 13, 1999                          /s/ GREGORY J. KILREA
                                                ---------------------------
                                                Gregory J. Kilrea
                                                Duly Authorized Officer
                                                and Chief Financial Officer