Form 10-Q
period 1999-09-30
HA LO INDUSTRIES INC
filed 1999-11-15
CIK 891285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999 or

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

As of October 31, 1999, the registrant had an aggregate of 48,718,186 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                    INDEX

Part I.    FINANCIAL INFORMATION                                          Page Number
                                                                          -----------
           Item 1. Financial Statements.

           Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998.                                                   2

           Consolidated Statements of Operations for the three months
           and nine months ended September 30, 1999 and 1998.                   3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998.                                   4

           Notes to Financial Statements.                                       5

           Item 2. Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations.                                   8

PART II.   OTHER INFORMATION

           Item 4. Submission of Matters to a Vote
                   of Security Holders.                                        13

           Item 6. Exhibits and Reports on Form 8-K.                           13

Signatures                                                                     14

PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                                         September 30,      December 31,
(in thousands, except share amounts)                          1999             1998
                                                         ---------------    -------------
                                                          (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  14,028           $   7,276
  Short term investments                                         845              50,922
  Receivables                                                176,359             168,806
  Inventories                                                 37,650              29,637
  Prepaid expenses & deposits                                 12,984              15,139
                                                          -----------         ------------
     Total current assets                                    241,866             271,780
                                                          -----------         ------------

PROPERTY AND EQUIPMENT, net                                   37,218              42,225

                                                          -----------         ------------
OTHER ASSETS:
  Intangible assets, net                                      69,091              26,621
  Other                                                        6,441               6,391
                                                          -----------         ------------
     Total other assets                                       75,532              33,012
                                                          -----------         ------------
                                                           $ 354,616           $ 347,017
                                                          ===========         ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                     $   1,681           $   3,423
  Book overdraft                                                 801                 287
  Accounts payable                                            52,521              63,591
  Accrued expenses
     Other                                                    34,802              41,528
     Restructuring                                             9,459                   -
  Due to related parties                                           -                 200
                                                          -----------         ------------
    Total current liabilities                                 99,264             109,029
                                                          -----------         ------------

LONG-TERM DEBT                                                 5,900                   -
ACCRUED RESTRUCTURING EXPENSES                                12,530                   -
DEFERRED LIABILITIES                                           3,208               2,497

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                                -                   -
Common stock, no par value; 100,000,000
  shares authorized and 48,696,940 issued
  and outstanding in 1999 and 47,780,742 in 1998             213,936             198,228
Other                                                         (4,462)             (2,508)
Retained earnings                                             24,240              39,771
                                                          -----------         ------------
  Total shareholders' equity                                 233,714             235,491
                                                          -----------         ------------
                                                           $ 354,616           $ 347,017
                                                          ===========         ============

      The accompanying notes are an integral part of these balance sheets.

                               HA-LO INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE PERIODS ENDED
                            SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                    --------------------------------    ------------------------------
                                                     September 30,     September 30,    September 30,    September 30,
(in thousands, except per share amounts)                 1999              1998             1999              1998
                                                    --------------     --------------   --------------   -------------
NET SALES                                             $ 147,306         $ 150,670        $ 464,584         $ 413,722

COST OF SALES                                            98,737            96,390          306,171           268,355
RESTRUCTURING CHARGES                                     2,653                 -            2,653                 -
                                                    --------------     --------------   --------------   -------------
  Gross profit                                           45,916            54,280          155,760           145,367

SELLING EXPENSES                                         21,721            19,489           66,676            54,160
GENERAL AND ADMINISTRATIVE EXPENSES                      31,370            21,937           88,118            59,987
NON-RECURRING CHARGES:
  POOLING ACQUISITION EXPENSES                                -             2,656                -             5,636
  RESTRUCTURING AND OTHER                                27,347                 -           27,347             1,500
                                                    --------------     --------------   --------------   -------------
  Income (loss) from operations                         (34,522)           10,198          (26,381)           24,084

INTEREST INCOME, NET                                        217             1,219              496               493
                                                    --------------     --------------   --------------   -------------
  Income (loss) before taxes                            (34,305)           11,417          (25,885)           24,577

PROVISION (BENEFIT) FOR TAXES                           (13,722)            4,569          (10,354)            9,601
                                                    --------------     --------------   --------------   -------------
NET INCOME (LOSS)                                     $ (20,583)        $   6,848        $ (15,531)        $  14,976
                                                    ==============     ==============   ==============   =============
PRO FORMA INCOME DATA:
  Pro forma provision for taxes                                                 -                                229
                                                                       ---------------                    ------------
PRO FORMA NET INCOME:                                                   $   6,848                          $  14,747
                                                                       ===============                    ============
EARNINGS (LOSS) PER SHARE (Pro forma in 1998):
  Basic                                               $   (0.42)        $    0.15        $   (0.32)        $    0.34
  Diluted                                             $   (0.42)        $    0.14        $   (0.32)        $    0.32
                                                    ==============     ==============   ==============   =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                  48,685            47,126           48,559            43,793
  Diluted                                                48,834            48,618           49,032            45,595
                                                    ==============     ==============   ==============   =============

        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)

                                                             September 30,      September 30,
(in thousands)                                                   1999               1998
                                                            ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period                             $ (15,531)          $  14,976
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities-
Depreciation and amortization                                   10,570               6,367
Increase in cash surrender value                                  (150)               (227)
Increase in deferred liabilities - other                           343                  67
Loss on disposal of property and equipment                         132                  97
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                    3,473               4,224
  Inventories                                                   (2,690)             (6,558)
  Prepaid expenses and deposits                                  1,981              (3,829)
  Accounts payable, accrued expenses and
    accrued restructuring expenses                              (4,753)              1,725
                                                            ---------------     --------------
  Net cash provided (used) by operating activities              (6,625)             16,842
                                                            ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (11,298)            (16,919)
Proceeds on sale of property and equipment                       9,374                 154
Decrease (increase) in short-term investments                   50,077             (57,672)
Increase in other assets                                        (3,200)               (271)
Cash paid for acquisitions, net of cash acquired               (35,334)             (4,289)
                                                            ---------------     --------------
  Net cash provided (used) for investing activities              9,619             (78,997)
                                                            ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on long-term obligations               1,412             (49,627)
Increase (decrease) in book overdraft                              515              (6,626)
Net proceeds from issuance of common stock                       3,964             124,735
Dividend payments of acquired companies                              -              (8,378)
Repurchase of common stock                                           -                (450)
                                                            ---------------     --------------
  Net cash provided by financing activities                      5,891              59,654
                                                            ---------------     --------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                     (2,133)                631
                                                            ---------------     --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  6,752              (1,870)

CASH AND EQUIVALENTS, beginning of period                        7,276               4,717
                                                            ---------------     --------------
CASH AND EQUIVALENTS, end of period                          $  14,028           $   2,847
                                                            ===============     ==============

    The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1998 Annual Report on Form 10-K.


NOTE 2. CAPITAL STOCK:

During the first nine months of 1999, options to acquire an aggregate of 2,376,953 shares of the Company's common stock were granted under the Company's Stock Plans at exercise prices ranging from $5.94 to $24.00 per share. Additionally, 471,481 options were exercised during the same period at prices ranging from $1.51 to $19.17 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.



(in thousands)                                     Three months ended                        Nine Months Ended
                                                       September 30,                           September 30,
                                                       -------------                           -------------
                                                1999               1998               1999                 1998
                                                ----               ----               ----                 ----
Net income(loss) (pro forma in 1998)
     available to common
     shareholders'(A)                         $(20,583)          $  6,848           $(15,531)          $   14,747

Average outstanding
    Common stock (B)                           48,685             47,126             48,559               43,793
Effect of stock options and warrants              149              1,492                473                1,802
                                             ----------         ----------         ----------          -----------

Common stock and common stock
    equivalents (C)                             48,834             48,618             49,032               45,595
                                             ==========         ==========         ==========          ===========

Earnings per share:
    Basic (A/B)                               $  (0.42)          $   0.15           $  (0.32)          $     0.34
                                             ==========         ==========         ==========          ===========
    Diluted (A/C)                             $  (0.42)          $   0.14           $  (0.32)          $     0.32
                                             ==========         ==========         ==========          ===========

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the nine months ended September 30, 1999 and 1998 includes the following:


(in thousands)                                                                     1999            1998
                                                                                   ----            ----
Issuance of common shares in connection with business acquisitions, net          $ 9,895          $  219


Liabilities assumed in connection with business acquisitions                     $20,579          $1,730

Recognition of tax benefits from options and restricted stock                    $ 1,903          $7,231


Write-off of assets in connection with restructuring                             $ 7,136          $    -



NOTE 4: RESTRUCTURING AND OTHER CHARGES:

In July 1999, the Company adopted a plan to restructure its promotional product operations and to a lesser extent its telemarketing and marketing service divisions. The focus of the restructuring is to centralize back office functions, consolidate distribution capabilities and information systems and streamline the management reporting structure. The restructuring will result in the elimination of approximately 200 positions and the consolidation and closing of over 20 offices/warehouses.

During the third quarter of 1999, the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. As of September 30, 1999, approximately 35 of the anticipated employee terminations have occurred. This charge has had the effect of reducing after tax earnings by $18.0 million or $0.37 per share. The Company anticipates the restructuring will be completed by September 30, 2000.


(in thousands)                                                                        9/30/99
                                                      Expensed        Utilized        Accrual
                                                      --------        --------        -------

Facility consolidation                                 $14,994         $  267         $14,727
Asset write-downs                                        8,954          4,928           4,026
Severance and termination costs                          3,528            601           2,927
Other charges                                            2,524          2,215             309
                                                      --------       --------         -------
  Total                                                $30,000         $8,011         $21,989
                                                      ========       ========         =======

NOTE 5: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                         Three months ended                     Nine months ended
                                            September 30,                         September 30,
(in thousands)                       1999                1998               1999                1998
                                  ---------------------------------------------------------------------
Net Sales:
Promotional products              $ 112,781           $ 115,476          $ 355,505           $ 322,798
Marketing services                   20,696              20,520             62,690              46,844
Telemarketing                        13,829              14,674             46,389              44,080
                                  ---------           ---------          ---------           ---------
  Total                           $ 147,306           $ 150,670          $ 464,584           $ 413,722
                                  =========           =========          =========           =========

Operating income(loss):*
Promotional products              $ (35,610)          $   5,135          $ (32,297)          $  19,295
Marketing services                      570               4,360              3,823               3,292
Telemarketing                           518                 703              2,093               1,497
                                  ---------           ---------          ---------           ---------
 Total                            $ (34,522)          $  10,198          $ (26,381)          $  24,084
                                  =========           =========          =========           =========


* includes the effect of the non-recurring charges.

NOTE 6: COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) includes net income (loss) and unrealized gains and losses from currency translation. The calculation of total comprehensive income (loss) for the three month and nine month periods ending September 30, 1999 and 1998 is as follows:



(in thousands)                                  Three months ended                    Nine months ended
                                                   September 30,                         September 30,
                                          ------------------------------------------------------------------
                                              1999            1998               1999               1998
                                              ----            ----               ----               -----

Net income(loss) (pro forma in 1998)      $(20,583)          $  6,848           $(15,531)          $ 14,747

Other comprehensive gain (loss),
net of taxes                                  (544)               654             (1,280)               378
                                          ----------        ----------         ----------         ----------
Comprehensive income (loss)
                                          $(21,127)          $  7,502           $(16,811)          $ 15,125
                                          ==========        ==========         ==========         ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales for the third quarter of 1999 decreased 2.2% to $147.3 million compared to $150.7 million in the corresponding quarter of 1998. Approximately 77%, 14% and 9% of net sales were attributed to the promotional product, marketing services and telemarketing segments, respectively in both 1999 and 1998. Revenues from acquired companies were approximately $20 million in the third quarter of 1999. The internal sales decline for the quarter compared to prior year was slightly greater than 15%. The primary reasons for the internal sales decline were an unexpected shifting of some marketing services revenue from the third to the fourth quarter of 1999 and certain consumer premium sales which did not materialize as expected.

Recurring gross profit decreased to 33.0% of net sales ($48.6 million) in the third quarter of 1999 compared to 36.0%($54.3 million) in the third quarter of 1998. The decreased percentage is primarily due to a change in promotional products sales mix. In the third quarter of 1999, a greater proportion of sales was generated from lower margin European subsidiaries than a year ago. Also affecting the comparison is some higher margin consumer premium business included in the third quarter of 1998, which did not recur in 1999. Including the $2.7 million non-recurring cost of sales charge, gross profit decreased to 31.2% ($45.9 million). This charge relates to inventory write-downs associated with the Company's warehouse consolidation plan.

Selling expenses as a percentage of net sales increased to 14.7% in the third quarter of 1999 ($21.7 million) compared to 12.9% in the third quarter of 1998 ($19.5 million). The increase in the percentage is again due to mix in the promotional products segment. In 1999, a greater percentage of sales were subject to commissions compared to the same period last year. In addition, a larger portion of selling expenses is fixed in 1999 compared to 1998.

General and administrative expenses as a percentage of net sales were 21.3% in the third quarter of 1999 ($31.4 million) compared to 14.6% in the third quarter of 1998 ($21.9 million). The increase in the percentage is reflective of fixed cost investments, primarily people, facilities and computer systems, necessary to support projected sales levels that were not achieved.

The Company reported an operating loss of $34.5 million in 1999 compared to operating income of $10.2 million in 1998. Excluding the non-recurring restructuring charge of $30 million in 1999 (see Note 4) and the non-recurring acquisition charge of $2.7 million in 1998, the Company recorded a recurring operating loss of $4.5 million for the third quarter of 1999 versus recurring operating income of $12.9 million for the same period last year.

In the third quarter of 1999 the Company had net interest income of $217,000 compared to $1.2 million in net interest income during the third quarter of 1998. In 1998 the Company had short term investments of over $50 milliion. These funds have subsequently been used primarily to fund business expansion.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales for the first nine months of 1999 increased 12.3% to $464.6 million compared to $413.7 million in the corresponding period of 1998. Approximately 77%, 13% and 10% of net sales were attributed to the promotional product, marketing services and telemarketing segments, respectively. This compares to 78%, 11% and 11%, respectively for the same period last year. Revenues from acquired companies were approximately $60 million in the first nine months of 1999. This translates into an internal sales decline for the first nine months of approximately 2%.

Recurring gross profit as a percentage to net sales decreased to 34.1% ($158.4 million) in the first nine months of 1999 compared to 35.1% ($145.4 million) in the corresponding period of 1998. The decrease in the percentage relates primarily to a change in the promotional products sales mix as discussed above. Including the $2.7 million non-recurring cost of sales charge discussed in the quarterly analysis, gross profit decreased to 33.5% ($155.8 million) in 1999.

Selling expenses as a percentage of net sales increased to 14.4% in the first nine months of 1999 ($66.7 million) compared to 13.1% in the corresponding period of 1998 ($54.2 million). The increase was due to the same reasons discussed during the three month period.

General and administrative expenses as a percentage of net sales increased to 19.0% in the first nine months of 1999 ($88.1 million) compared to 14.5% in the corresponding period of 1998 ($60.0 million). The increase is due to the same reasons discussed during the three month period above.

The Company recorded an operating loss of $26.4 million in 1999 compared to operating income of $24.1 million in 1998. Excluding the non-recurring charges described in the paragraph above, the Company recorded recurring operating income of $3.6 million for the first nine months of 1999 versus recurring operating income of $31.2 million for the same period last year.

In the first nine months of 1999 the Company had net interest income of $496,000, compared to $493,000 of net interest expense in the corresponding period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured revolving line of credit (the "Revolver") totaling $75 million which matures on March 1, 2000. The facility bears interest at either prime less .25% or LIBOR plus between .5% and 1.5% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including current ratio, minimum tangible net worth, maximum leverage and a fixed charge ratio. The Company is currently either in compliance or has obtained waivers for these covenants. The Company has started the process of negotiating a new credit facility to replace the current Revolver when it expires. Management believes that a new credit facility can be obtained at terms materially similar to the current Revolver.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of September 30, 1999, the Company's working capital was $142.6 million compared to $162.8 million at December 31, 1998. Capital expenditures for property and equipment were approximately $11.2 million for the first nine months of 1999, and management expects capital expenditures to be approximately $15 million for the full year of 1999, excluding acquisitions.

The Company anticipates that approximately half of the $30 million restructuring charge will result in cash expenditures in the future. The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.


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

At the direction of its Board of Directors, the Company formed a Year 2000 Committee in 1998 to assess its state of Year 2000 readiness and address Year 2000 issues that may affect its business. In determining whether a system is Year 2000 compliant, the Company has adopted The British Standards Institution "Definition of Year 2000 Conformity Requirements", contained in BSI Publication PD2000-1.

The Company's Year 2000 program has been conducted in phases, described as follows:

         Inventory Phase. Identify hardware, software, processes or devices that use or process date information.

         Assessment Phase. Identify Year 2000 date processing deficiencies and related implications.

         Planning Phase. Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

         Implementation Phase. Implement designed solutions. Conduct appropriate systems testing.

The Company has substantially completed all phases. Virtually all of business critical systems are considered Year 2000 ready by virtue of being engineered with four digit century fields or having already completed a process of modification and testing.

During the assessment phase, the Company identified several computer systems and voice telecommunications switches that were not Year 2000 compliant. With the exception of a small number of voice telecommunications systems, remediation for which is scheduled for the fourth quarter, the Company has implemented Year 2000 modifications on all non-compliant systems. The Company currently believes that Year

2000 compliance will be achieved in all material respects prior to any anticipated Year 2000 failure date.

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

Based on the information gathered during the assessment and planning phases, the Company believes that the costs of achieving Year 2000 compliance, including costs to modify, convert and test systems, will be less than $750,000. Costs incurred during 1998 and the first nine months of 1999 were less than $600,000. All costs relating to the Year 2000 Issue will be funded through operating cash flow. The cost of conversions and project completion dates are based on management's best estimates and are updated periodically as additional information becomes available.

The Company is continuing to prepare contingency plans to minimize the impact of operational or product supply chain disruptions resulting from the Year 2000 problem. Contingency plans for all of the Company's operations will be finalized during the fourth quarter of 1999 and may include securing alternate sources of product supply, adopting workaround procedures, and other appropriate measures.

In addition to key business partner and product supply chain risks, the Company is aware that it may face unanticipated Year 2000 problems as a result of any business or company acquired in 1999 or 2000 that is not already Year 2000 compliant. The Company believes these risks can be mitigated through conversion of non-compliant systems to Year 2000 compliant systems as part of overall acquisition integration plans.


FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, expected costs to be incurred in relation to Year 2000 issues, estimated restructuring charges, obtaining new credit facility at terms materially similar to current Revolver and HA-LO'S anticipated profitability in 1999 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products, marketing services and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1998

Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION


Item 4. Submission of matters to a Vote of Security Holders

        None


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.0 - Financial Data Schedule for the nine month period ended September 30, 1999.

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HA-LO INDUSTRIES, INC.


Dated: November 15, 1999          /s/ GREGORY J. KILREA
                                  ------------------------------
                                  Gregory J. Kilrea
                                  Duly Authorized Officer
                                  and Chief Financial Officer