Form 10-K
period 1999-12-31
HA LO INDUSTRIES INC
filed 2000-03-30
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 1999 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by stockholders who were not affiliates of the registrant was approximately $421,878,000 - as of March 21, 2000 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 21, 2000, the registrant had issued and outstanding an aggregate of 48,954,836 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the proxy statement for the Annual Meeting of Shareholders to be held in June, 2000 described in Part III hereof are incorporated by reference in this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         HA-LO is a full service, innovative brand marketing organization whose diverse marketing disciplines are centered around its client's brand. Brand marketing builds the value of the brand by connecting it with target audiences to achieve strategic marketing objectives. The Company is organized into two segments: promotional products and marketing services.

         HA-LO's promotional products group is the leading player in the fragmented promotional products industry with over 3% of market share. Promotional products allow a company to physically connect brands with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

         HA-LO's marketing services segment provides full-service brand marketing capabilities focusing on connecting the brand with the consumer at strategic points of contact. HA-LO offers complete brand marketing services such as brand strategy and identity, advertising, promotion, merchandising, direct marketing, retail planning, event marketing, field marketing, sports marketing and teleservices.

INDUSTRY

         PROMOTIONAL PRODUCTS. According to Promotional Products Association International, the United States market for promotional products, measured by distributors' sales, has grown from approximately $5.2 billion in 1992 to approximately $13.2 billion in 1998, a compound annual growth rate of over 14%. The promotional products industry is highly fragmented and according to industry sources, is undergoing consolidation. There currently are more than 19,000 distributors of promotional products in the United States. Distributors tend to be closely-held entities with a local or regional focus ranging from one-person, one-product businesses who bring sample cases and suppliers' catalogs to their customers, to entities similar to HA-LO, which maintain showrooms to assist customers in selecting from an array of available products.

         The largest 440 distributors control a market share of about 46%. These distributors experienced a growth rate of 18.7% in 1998, while distributors with sales of less than $2.5 million grew at rates under 6%. Currently, the Company has greater than a 3% share of the promotional products market. Many of the larger distributors are also manufacturers (or affiliates of manufacturers) of products traditionally used in the promotional products industry.

         The Company believes that many companies increasingly are patronizing a limited number of promotional products suppliers and are focusing on sole-source, full-service distributors. The criteria for selecting a distributor include such factors as cost, quality and responsiveness, as well as whether a distributor has full-service capabilities, such as design and customization services and the ability to develop marketing programs. Many of the Company's customers are requiring their suppliers to reduce marketing costs and provide increasing support for upfront design and marketing program management services. Generally, distributors with sufficient size, capabilities and financial resources to meet such demands can best satisfy these requirements. These changes are providing an opportunity for full-service providers of promotional products, such as the Company, to grow by acquiring new customers previously served by smaller competitors. Additionally, the rapid growth of the internet is providing companies an opportunity to generate additional sales through various on-line marketing approaches and also to streamline the ordering process and better serve the customer.

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

         The direct and database marketing component focuses on developing one-to-one relationships between brands for consumers in both the online and offline environment by utilizing advanced technologies to provide data mining and modeling services, as well as unique one-to-one direct marketing capabilities with a focus on emerging web techniques.

         The teleservices industry is highly fragmented and competitive, and includes both captive and independent companies. Although the industry is comprised of in-house operations, many large companies increasingly are focusing on their core competencies and outsourcing their non-core functions. The advantages of teleservices, which include effective brand awareness, high response rates, low cost per transaction, direct interaction with customers and the ability to immediately respond to customer inquires, make it an attractive alternate to other forms of direct marketing.

PRODUCTS AND SERVICES

         PROMOTIONAL PRODUCTS. Approximately 76% of the Company's revenue is generated from distribution of promotional products. Promotional products generally are articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message, which are used for marketing to, providing sales incentives and awards for and developing goodwill among a targeted audience. Promotional products include (i) apparel, such as jackets, sweaters, hats and golf shirts, (ii) business accessories, such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards, such as trophies and plaques and (iv) other miscellaneous items, such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company has a network of showrooms throughout the United States, Canada and Europe in which it displays more than 300,000 promotional products available from the Company's network of over 2,500 vendors. The Company's sales representatives work with each customer to develop a marketing program that utilizes promotional products designed to reach the specific audience targeted by the customer. The Company also provides corporate fulfillment services, which enable a customer to purchase a large quantity of promotional products that the Company then stores in its warehouses and ships from time-to-time in small quantities at the direction of the customer. Corporate fulfillment programs generally are implemented in conjunction with a customer catalog or brochure featuring the type of customized products available for shipment. The Company's corporate fulfillment programs afford large customers lower per unit costs and the ability to receive timely deliveries of small quantities as needed. The Company currently is providing corporate fulfillment services for a number of customers, including AlliedSignal, Ford Motor Company, General Electric, Guinness Import Company, IBM, Siemens, Security Link from Ameritech, Sports Illustrated, Swissotel and U.S. Cellular.

         MARKETING SERVICES. The Company's ability to operate as a brand marketing organization differentiates it from the more than 19,000 other companies in the promotional product industry. The Company's marketing services are composed of:

       UPSHOT, a marketing agency: UPSHOT connects the brand with the consumer at strategic points of contact through brand marketing services that include strategic brand planning, advertising, merchandising, promotion, retail planning, event planning, field marketing and creative planning.

       UPSHOT Direct, a direct marketing agency: UPSHOT Direct is a direct and database marketing agency that utilizes advanced technologies to provide data mining and modeling services, as well as unique one-to-one relationships among companies, brands and consumers with a focus on emerging web techniques. UPSHOT Direct is a charter member of Hewlett-Packard's e-Intelligence Partnership Program which will enhance UPSHOT Direct's ability to provide marketing solutions that merge offline and online marketing efforts, quickly analyze enormous sums of consumer data, develop return on investment tracking for all expenditures, send automated e-mails and build highly personalized web sites.

       LAGA, a brand strategy and identity agency: LAGA connects a brand with a target audience, by creating, revitalizing, or leveraging a brand through brand identity programs, package design, structural design, integrated communications, corporate identity, interactive communications, market research and nomenclature development.

       HA-LO Sports, a presence marketing agency: HA-LO Sports connects the brand with the target audience through sports sponsorships and licensing.

       Events by HA-LO, a presence marketing agency: Events by HA-LO connects the brand with the target audience by planning and coordinating corporate meetings, events and sales incentive programs.

       Market USA, a teleservices company: Market USA connects the brand with the target audience by creating, managing and conducting outbound and inbound telemarketing programs for large corporate clients, primarily in the insurance and financial service industries. Market USA provides script development, telephone-based direct sales, database analysis and management, consultation and program design, as well as customer lead acquisition services, to its clients.

BUSINESS STRATEGIES

         PENETRATE CLIENT BASE THROUGH MULTI-DISCIPLINE APPROACH. By offering its customers a comprehensive array of promotional products and marketing services, the Company has positioned itself to benefit from the corporate trends toward utilizing a limited number of preferred vendors and outsourcing marketing functions. In addition to its core promotional product offerings, the Company also offers brand marketing services.

         LEVERAGE EXPENSE STRUCTURE. The Company's organizational structure leverages fixed overhead costs across its operating divisions by centralizing primary corporate functions such as accounting, human resources and information systems. Additionally, the Company leverages costs in the promotional product business by: (i) centralizing warehousing and information systems, (ii) compensating its sales force almost exclusively on a commission basis and (iii) minimizing inventory carrying costs by handling a substantial majority of its sales via direct shipment from the vendor to the customer. The Company believes that the high proportion of its variable expenses relative to its fixed costs results in less fluctuation in its profitability.

         E-COMMERCE SOLUTIONS. The Company is developing strategies to take advantage of recent trends for businesses and consumers to conduct business through the Internet. On-line solutions are a natural extension of the promotional product and brand marketing services, enabling powerful one-to-one relationships among companies, brands and consumers. In addition to expanding service offerings to meet client demand for speed, convenience and innovation, Internet solutions have the potential to provide significant cost advantages by streamlining the chain of supply.

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

         The Company employs approximately 1,600 people in its promotional products business and approximately 3,300 people in marketing services of which 2,900 are employed in teleservices. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its relationship with its employees is excellent.

CUSTOMERS

         The Company's extensive client roster includes manufacturing, pharmaceutical, financial service, broadcasting, consumer product and communications companies as well as professional sports teams. Selected customers of the Company include Abbott Laboratories, The Coca-Cola Company, Discover Financial Services, Ford Motor Company, General Electric, Glaxo Wellcome, Mirage

Resorts, Procter & Gamble, J.E. Seagram & Sons and SBC Communications. For the year ended December 31, 1999, no single customer accounted for more than 10% of the Company's net sales.

BACKLOG

         With respect to its promotional products business, the Company usually has a modest backlog, which it defines as firm orders placed with suppliers but for which the promotional products have not yet been shipped to the customer. As of February 29, 2000, the Company had a backlog of firm orders of approximately $52,685,000 as compared to a backlog of $46,085,000 at February 28, 1999, substantially all of which the Company believes will be shipped by the second quarter of 1999.

PATENTS AND TRADEMARKS

         The Company believes the "HA-LO" name is important to its business. The Company has registered the following trademarks: "HA-LO"-Registration Mark- "HA-LO Advertising Specialties"-Registration Mark-, "HA-LO Marketing and Promotions"-Registration Mark-, "Events by HA-LO"-Registration Mark- and "HA-LO Sports"-Registration Mark-.

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

         The marketing services disciplines that the Company operates in are highly fragmented and competitive, and some of the Company's competitors have substantially greater financial and other resources than the Company. These divisions also compete for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. The primary bases for competition are customer service, creativity, customer relationships, product innovation, technological expertise and pricing.

EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers of the Company are as follows:


   Name                    Age         Position with the Company
   ----                    ---         -------------------------
John R. Kelley, Jr.        38       Director, President and Chief Executive Officer

Lou Weisbach               51       Chairman of the Board of Directors

Linden D. Nelson           39       Vice Chairman of the Board of Directors

Gregory J. Kilrea          36       Chief Financial Officer

Michael Linderman          51       President - Promotional Products Group

Barbara  G.  Berman        55       Vice President - Retail Accounts and Secretary

Peter Blythe               38       Vice President - Marketing

Sabina Filipovic           39       Vice President - Administration and
                                    Assistant Secretary

Barry T. Margolin          33       Vice President - Finance and Planning,
                                    Corporate Controller and Assistant Secretary

Jon Sloan                  39       Vice President - National Accounts

            Officers are elected annually and serve at the discretion of the Board of Directors.

         Mr. Kelley was appointed President and Chief Executive Officer of the Company in November, 1999. He previously served as Chief Marketing Officer of HA-LO and President of UPSHOT, which was acquired by HA-LO in 1998. Mr. Kelley co-founded UPSHOT in 1994.

         Mr. Weisbach has served as Chairman of the Board of the Company since its incorporation in January, 1988. He has served as President and Chief Executive Officer of the Company from January 1988 through November, 1999. From 1972 through 1987, he operated the predecessor Company as a sole proprietorship.

         Mr. Nelson has served as the Vice Chairman of HA-LO since the acquisition of CCA by HA-LO in January, 1997. Mr. Nelson was the Chairman and Chief Executive Officer of Creative Concepts in
Advertising from its inception in July, 1979 through December, 1996.

         Mr. Kilrea was appointed Chief Financial Officer in July of 1996. Additionally, he was the Vice President of Planning from April, 1996 through July, 1996. From 1985 until joining the Company in 1996, he was employed by the accounting firm of Arthur Andersen LLP, most recently as an audit and financial consulting manager.

         Mr. Linderman was appointed President - Promotional Products Group in August 1999. He served as the Executive Vice President - Promotional Products from September 1998 through August 1999. From August 1997 through September 1998 he served as Executive Vice President of Norwood Promotional Products, Inc. From December 1990 through August 1997, he was President of Key Industries, Inc. a promotional products supplier which was acquired by Norwood in 1994.

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

         Due to recent acquisitions, the Company leases more than one office in certain cities and is in the process of consolidating certain offices to achieve greater efficiencies. Management believes, its facilities are adequate for its current operations, however, additional facilities may be required to support continued growth.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol "HMK." As of March 14, 2000, there were 435 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the range of high and low sales prices, by quarter, for the Common Stock.


                                             High                Low
         -----------------------------------------------------------------
         1999
         First quarter                        $ 25 7/16          $  8 9/16
         Second quarter                         14 3/4              9  1/2
         Third quarter                           9 7/8              5 5/16
         Fourth quarter                       $  9               $  4 7/16

         1998

         First quarter                        $ 25 9/16          $ 16 5/16
         Second quarter                         23 13/16           19 1/16
         Third quarter                          23 9/16            14 7/8
         Fourth quarter                       $ 25 3/16          $ 14 15/16
         -----------------------------------------------------------------

         The Company has not paid a cash dividend on its common stock since its initial public offering in 1992. The Company does not intend to pay such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                     Year Ended December 31,
                                                  ----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       1999         1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net Sales                                         $ 650,412    $ 589,669   $ 465,721   $ 375,736   $ 310,116
Operating Income before restructuring and
    acquisition expenses (a)                      $   7,082    $  49,577   $  30,792   $  19,259   $  13,873
Net Income(Loss)                                  $ (13,538)   $  24,750   $  15,458   $  10,092   $   7,309
Pro forma Net Income (b)                          $     N/A    $  24,520   $  14,846   $   9,879   $   5,902
Net Income(Loss) Per Share, Diluted
    (Proforma for 1998 and prior years)(b)        $   (0.28)   $    0.53   $    0.36   $    0.25   $    0.17
Weighted Average Shares
  Outstanding, Diluted                               48,598       46,447      41,112      40,266      34,586

BALANCE SHEET DATA (END OF YEAR):
Working Capital                                   $ 139,367    $ 162,751   $  78,741   $  60,706   $  42,286
Total Assets                                      $ 380,303    $ 347,017   $ 238,053   $ 147,063   $ 124,331
Long-term Debt                                    $  21,230    $      --   $  44,930   $  29,863   $  13,263
Shareholders' Equity (c)                          $ 236,546    $ 235,491   $  85,473   $  62,032   $  52,091

(a) Excludes $30,000,000 of restructuring charges in 1999 and other expenses primarily related to business acquisitions of $10,337,000, $3,845,000, $1,693,000 and $1,800,000 in 1998,
          1997, 1996 and 1995 respectively.

(b) Certain companies acquired and accounted for using the pooling-of-interests accounting method had elected to be treated as S Corporations and were therefore not subject to Federal income taxes prior to their acquisition by the Company. Pro forma net income and pro forma net income per share amounts include an unaudited provision for Federal and state taxes at an effective rate of 40%.

(c)       Includes cash dividends of $11,518,000, $5,296,000, $6,887,000 and
          $7,761,000 declared by acquired companies in 1998, 1997, 1996 and 1995, respectively, prior to their acquisition by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percent of net sales represented by each line item presented in the Company's Consolidated Statements of Income:


                                                                            Percent of Net Sales
                                                                ---------------------------------------
                                                                          Year Ended December 31,
                                                                ---------------------------------------
                                                                 1999           1998            1997
-------------------------------------------------------------------------------------------------------
Net Sales                                                        100.0%         100.0%          100.0%
Cost of Sales                                                     65.6%          64.9%           67.4%
Gross Profit                                                      34.4%          35.1%           32.6%
Selling Expenses                                                  14.5%          13.0%           12.3%
General and Administrative Expenses                               19.2%          13.7%           13.7%
Other Expenses                                                     4.2%           1.8%             .8%
-------------------------------------------------------------------------------------------------------
  Operating Income(Loss)                                          (3.5)%          6.6%            5.8%
Interest Income (Expense), Net                                       -%            .3%            (.5)%
-------------------------------------------------------------------------------------------------------
Income(Loss) Before Income Taxes                                  (3.5)%          6.9%            5.3%
Provision(Benefit) for Income Taxes                               (1.4)%          2.7%            2.0%
-------------------------------------------------------------------------------------------------------
Net Income(Loss)                                                  (2.1)%          4.2%            3.3%
=======================================================================================================
Pro forma Net Income(Loss)                                                        4.2%            3.2%
=======================================================================================================

The following table summarizes the concentration of net sales by business segment:


                                                                           Percent of Net Sales
                                                                   ------------------------------------
Business Segment                                                   1999           1998            1997
-------------------------------------------------------------------------------------------------------
Promotional Products                                                76%            79%             75%
Marketing Services                                                  24%            21%             25%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Net sales for 1999 increased 10.3% to $650.4 million from $589.7 million for 1998. Net sales from acquired companies were $92.1 million while internal sales declined by $31.4 million. Promotional product net sales increased 6.1%, or $28.4 million in 1999. In the promotional product segment acquisitions contributed $66.4 million in sales while internal sales declined $38.0 million or 8.2%. The decline in internal sales was primarily due to a decrease in the consumer premium business.

         Net sales from the Company's marketing services, which include promotion marketing, direct and database marketing as well as brand strategy and identity, increased 25.9% or $32.4 million in 1999. Acquisitions contributed $25.7 million in sales while internal sales growth contributed $6.7 million or 5.4%.

         Gross profit as a percentage of net sales for 1999 was 34.4% ($223.7 million) compared to 35.1% ($207.2 million) for 1998. Excluding restructuring charges of $2.7 million, the 1999 gross profit percentage was 34.8%. The decrease was primarily due to a decrease in higher margin consumer premium business recognized in the promotional products segment which was partially offset by a change in sales mix toward the higher margin marketing services business segment.

         Selling expenses as a percentage of net sales for 1999 increased to 14.5% ($94.3 million) compared to 13.0% ($76.6 million) for 1998. The increase was primarily due to fixed cost investments, primarily people, to support projected promotional product sales volume which did not materialize.

         General and administrative expenses as a percentage of net sales for 1999 were 19.2% ($125.0 million), compared to 13.7% ($81.0 million) in 1998.
The increase as a percentage of net sales was due to a combination of two factors. First, there was a change in business mix toward the marketing services segment, which has a higher overhead to net sales ratio than the promotional products segment. Secondly, the maintenance of infrastructure required to support the Company's expected growth. Of the $44.0 million increase, acquired companies contributed $18.4 million in additional expense while internal growth accounted for $25.6 million. The major components of the $44.0 million increase included payroll and benefits, occupancy and information system costs and depreciation and amortization which accounted for an additional $19.5 million, $8.6 million and $4.4 million respectively.

         Operating results for 1999 and 1998 include other expenses of $30.0 million and $10.3 million, respectively. The 1999 expenses related to the Company's restructuring and other charge to consolidate operations while the 1998 expenses primarily related to completed acquisitions accounted for using the pooling-of-interests accounting method.

         Net interest income in 1999 was $0.4 million compared to net interest income of $1.6 in 1998. The change was due to a reduction in the average balance in short-term investments. The short-term investments were used to fund the acquisition of additional promotional product companies.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Net sales for 1998 increased 26.6% to $589.7 million from $465.7 million for 1997. Of the $123.9 million increase, $96.6 million was due to internal growth and $27.3 million was from acquired companies. Promotional product net sales increased $113.8 million in 1998. Of this amount, $86.5 million was internal, resulting in an internal growth rate for the year of 24.7%. Internal growth in this segment was due to a combination of the addition of new sales representatives, further penetration of existing customers and development of new accounts.

         Net sales from the Company's marketing services, which include promotion marketing, direct marketing, brand strategy and identity, and telemarketing, increased 8.8% in 1998. All of the growth was internal and resulted primarily from increased penetration of existing customers.

         Gross profit as a percentage of net sales for 1998 was 35.1% ($207.2 million) compared to 32.6% ($152.0 million) for 1997. Promotional product gross profit as a percentage of net sales increased in 1998 due to an increase in sales of exclusive products and more efficient purchasing of merchandise. Marketing services gross profit percentage increased due to a shift from lower margin telemarketing sales to the higher margin brand marketing sales.

         Selling expenses as a percentage of net sales for 1998 were 13.0% ($76.6 million) compared to 12.3% ($57.4 million) for 1997. The increase in the percentage was primarily due to increased commissions resulting from a greater proportion of net sales from the promotional product segment. This segment has a higher proportion of selling expenses to net sales than marketing services. To a lesser extent, the increase was attributable to continued investments to enhance the Company's brand, including proprietary product arrangements and corporate visibility programs.

         General and administrative expenses as a percentage of net sales for 1998 were 13.7% ($81.0 million), unchanged from 1997 ($63.8 million). The $17.1 million increase was primarily due to increased infrastructure required to support the Company's growth. Increased payroll and benefits accounted for approximately $8.4 million of the increase while occupancy and information systems costs accounted for an additional $7.2 million.

         Operating results for 1998 and 1997 include other expenses of $10.3 million and $3.8 million, respectively. These expenses primarily related to completed acquisitions accounted for using the pooling-of-interests accounting method.

         Net interest income in 1998 was $1.6 million compared to net interest expense of $2.2 in 1997. The change was due to the repayment of substantially all the Company's outstanding debt with the proceeds from a secondary stock offering completed in May 1998. Excess funds were subsequently invested in interest bearing investments.

RESTRUCTURING PLAN

         In July 1999 the Company's Board of Directors approved a restructuring plan ("the Plan") aimed primarily at improving the efficiency and profitability of the promotional products business segment. The major initiatives of the Plan include consolidation of distribution facilities, elimination of non-profitable sales offices, centralization of certain administrative functions and streamlining of the sales force. The Plan is expected to be completed by September 30, 2000 and will result in a net personnel reduction of approximately 200, or 10% of the promotional products business segment workforce.

         As discussed in Note 11 to the consolidated financial statements, the Company recorded a restructuring charge of $30 million in the third quarter of 1999. Approximately $16.8 million of the charge will be a cash expense. Approximately $1.6 million of this was paid in 1999 with the balance to be paid through June 2001. The cash components relate primarily to lease buy-outs and severance payments. The non-cash components of the charge relate to the write down of assets, primarily information systems and leasehold improvements, that will have no utility to the Company once the Plan is implemented.

         Once implemented, management believes that the Company's infrastructure will be more efficient, flexible and scaleable. Management expects to realize the full value of this charge over a four year period beginning in the third quarter of 2000. The first full year effect of the Plan is expected to be realized in 2001.

SEASONALITY

         Some of the Company's customers tend to utilize a greater portion of their advertising and promotional budgets in the latter half of the year, which historically has resulted and may continue to result in a disproportionately large share of the Company's net sales being recognized in the second half of the year. The Company incurs general and administrative expenses evenly throughout the year, which historically has resulted and may continue to result in a disproportionate share of its net income being reported in the second half of the year.

YEAR 2000 READINESS

         The Company completed all significant Year 2000 projects, which had been previously identified, prior to December 31, 1999. The Company did not experience any significant disruptions to its business related to Year 2000 issues or as a result of Year 2000 issues which may have impacted its vendors, suppliers or customers. Management believes that there are no significant risks resulting from Year 2000 issues, which would affect the Company's operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had borrowings of $21.8 million under its credit facility at December 31, 1999. As mentioned in Note 6 to the Consolidated Financial Statements, the Company has received a proposal to refinance its existing domestic credit facility. It is anticipated that the new facility will provide for borrowings of up to $80 million and will be secured by the Company's domestic assets. The proposal contemplates that outstanding borrowings will bear interest based on a defined ratio at either between prime and prime plus .75% or the London Interbank Offered Rate (LIBOR) plus between 1.25% and 2.35%. Proceeds from the new facility will be used to fund the acquisition of Starbelly.com (see Note 19 to the Consolidated Financial Statements), finance working capital, and general corporate purposes, including capital expenditures.

         The Company's cash used in operations for 1999 was approximately $16.7 compared with cash generated from operations of $28.7 million in 1998. Cash used in operations during 1997 was $6.7 million. The 1999 operating cash usage was primarily caused by lower than anticipated revenues from the promotional products business segment and cash used in the partial execution of the Company's restructuring plan (see Note 11 to the Consolidated Financial Statements). The operating cash flow in 1998 was primarily due to strong performance in the consumer premium side of the promotional products business segment.

         Cash provided by financing activities was $22.9 million, $55.7 million and $20.9 million in 1999, 1998 and 1997 respectively. The cash provided in 1997 and 1999 was principally drawn from the Company's credit facility while the 1998 financing cash flow resulted from the completion of a secondary offering for 5.85 million shares of the Company's common stock that resulted in net proceeds of $117.4 million. Approximately $51 million of those proceeds were used to repay substantially all outstanding debt. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

         As of December 31, 1999, the Company's working capital was $139.4 million, compared to $162.8 million as of December 31, 1998. Working capital at December 31,1998 includes approximately $51 million of short-term investments, reflective of proceeds remaining from the Company's secondary stock offering. Factors contributing to the decrease in working capital during 1999 include the cash paid for business acquisitions, operating losses generated by a decline in the promotional products business and cash utilized to restructure and streamline operations.

         Capital expenditures, excluding acquisitions, were approximately $18.1 million in 1999 compared to $23.3 million in 1998 and 10.1 million in 1997. The capital expenditures in 1998 were higher primarily due to funds used to construct a new office and warehouse facility. The Company exercised an option to sell this facility in 1999 and received approximately $9.6 million in cash. Excluding acquisitions, management expects capital expenditures to be approximately $15 million in 2000.

         Subsequent to year-end, the Company entered into a binding agreement to acquire an internet based promotional products company, Starbelly.com. Upon completion of this transaction, assuming the Company receives the necessary approval of its shareholders, the Company expects to experience a period of operating losses and cash outlays required to further develop the Starbelly.com's technology platform. The Company expects to earnings before interest, taxes, depreciation and amortization to be positive in 2000 and anticipates that cash on hand at December 31, 1999 and availability under the proposed credit facility discussed above will be adequate to satisfy its cash needs for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks relating to fluctuations in currency exchange rates and interest rates. As required by Securities and Exchange Commission (SEC) rules, the Company has calculated the sensitivity of operating results to hypothetical changes in exchange rates and interest rates as if these changes had actually occurred during 1999.

         The Company is subjected to a risk from currency translation fluctuations due to their operations in Europe and Canada. Had the US dollar been 10% less favorable compared to foreign currencies during 1999 the Company would have recognized a $3.6 million reduction in net assets, about 1.5%, of the total reported at year end. The effect on operations and cash flow in 1999 would have been immaterial. Management does not believe the risk of unfavorable currency fluctuations is significant, and have not entered into any foreign exchange contracts for the purpose of hedging against this risk.

         The Company is exposed, through short-term investments and borrowings, to the risk of unfavorable changes in interest rates. Had interest rates during 1999 been 10% less favorable, net income would have been negatively affected by approximately $200,000. Management does not believe that the risk of unfavorable fluctuations in interest rates is significant to the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by item 8 is included elsewhere in this report (see Part IV, Item 14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding Executive Officers is included in the "Executive Officers of the Registrant" section of Item I, except that information regarding "Beneficial Ownership Reporting Compliance" is incorporated by reference from such section of the Company's 1999 Proxy Statement.

         The information regarding Directors is incorporated by reference from the "Election of Directors", "Executive Compensation" and "Security Ownership of Management" and "Beneficial Ownership Reporting Compliance" sections of the Company's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's 1999 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the "Security Ownership of Management" section of the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's 1999 Proxy Statement; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Financial Statements, Schedules and Exhibits

         1.    Financial Statements                                                                   PAGE
                                                                                                      ----
               (i)     Report of Independent Public Accountants;                                       F-2

               (ii)    Consolidated Balance Sheets at December 31, 1999 and                            F-3
                       1998;

               (iii)   Consolidated Statements of Operations for each of the years
                       ended December 31, 1999, 1998 and 1997;                                         F-4

               (iv)    Consolidated Statements of Shareholders' Equity for each
                       of the years ended December 31, 1999, 1998 and 1997;                            F-5

               (v)     Consolidated Statements of Cash Flows for each of the
                       years ended December 31, 1999, 1998 and 1997; and                               F-6

               (vi)    Notes to Financial Statements.                                                  F-7

         2.    Schedules

               Schedule II   Valuation and Qualifying Accounts:
                       For each of the three years in the period ended December, 31 1999               F-24

         3.    Exhibits

               The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b)      Reports on Form 8-K

               The Company filed no reports on Form 8-K during the fourth quarter of 1999.

                             HA-LO INDUSTRIES, INC.

EXHIBIT INDEX


Exhibit
  No.           Description of Exhibit
-----------------------------------------------------------------------------------------------------------------------------------
3.1             Restated Articles of Incorporation of the Company. (1)
3.2             Amended and Restated Bylaws of the Company. (8)
3.3             Articles of Amendment to the Articles of Incorporation of the Company,
                dated August 29, 1994. (4)
3.4             Articles of Amendment to the Articles of Incorporation of the Company,
                dated February 21, 1997.(8)
3.5      *      Amendment to the Amended and Restated Bylaws of the Company
4.1             Specimen of Stock Certificate for Common Stock. (1)
4.2             New specimen of Stock Certificate for Common Stock. (13)
10.3     *      Lease, dated June 30, 1999, between Maple Lane Acquisition
                Limited Liability Company and Creative Concepts in
                Advertising, Inc.
10.4            Employment Agreement, dated as of September 30, 1996, between the Company, Market USA, Inc. and Seymour N. Okner (6,11)
10.5            Employment Agreement, dated January 3, 1997, between the Company and Jon Sloan. (11)
10.6            Real Property Put and Option Agreement, dated January 3, 1997, among Maple Lane
                Acquisition Limited Liability Company, Linden D. Nelson, and Creative Concepts in
                Advertising, Inc. (13)
10.7            First Amendment to Real Property Put and Option Agreement, dated December, 1998, among Maple Lane Acquisition Limited Liability Company, Linden D. Nelson, and
                Creative Concepts in Advertising, Inc. (13)
10.8            HA-LO Industries, Inc. Key Employee Incentive Plan. (1,11)
10.9            Exclusive Premium Purchasing Agreement, dated January 11, 1995, between Montgomery
                Ward & Co., Incorporated and the Company. (4)
10.12           Form of Indemnity Agreement between the Company and each of its directors and officers. (1,11)
10.14           Agreement between David C. Robbins and the Company dated February 1, 1995. (4)
10.15           Building Lease, dated December 30, 1992, between the Company and LaSalle National Trust N.A. No. 115722. (2)
10.16    *      Agreement, dated as of March 17, 1999, between the Company and Marshall J. Katz. (11)
10.18           Amendment of October 1996 to Bonus Shares Agreement, dated February 1, 1995, between the
                Company and David C. Robbins. (8,11)
10.19           Employment Agreement, dated as of January 3, 1997, between the Company and Linden D. Nelson. (8,11)
10.20    *      Employment Agreement, dated as of November 9, 1999, between the Company and Gregory J. Kilrea. (11)
10.21    *      Employment Agreement, dated as of June 30, 1998, between Promotional Marketing, L.L.C.
                and John R. Kelley, Jr. (11)
10.23           HA-LO Industries, Inc. Stock Plan (as amended and restated) (4,11)
10.24    *      Amendment No.1 to Employment Agreement, between the Company and Richard A. Magid. (11)


Exhibit
  No.           Description of Exhibit
-----------------------------------------------------------------------------------------------------------------------------------
10.25           Second Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted October 28, 1995. (5)
10.26           Third Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted on February 26, 1996. (5)
10.27           First Amendment to Exclusive Premium Purchasing Agreement, dated
                December 27, 1995, between Montgomery Ward & Co., Inc. and the Company. (5)
10.33           Credit Agreement, dated as of January 31, 1997, among the Company,
                American National Bank and Trust Company of Chicago, individually as
                Agent, and the Lenders which are or become parties thereto. (8)
10.34           Guaranty Agreement, dated as of January 31, 1997, by Fletcher, Barnhardt
                & White, Inc., Market U.S.A., Inc., and Creative Concepts in Advertising, Inc. (8)
10.35           First Amendment to Credit Agreement, dated August 8, 1997, among the
                Company, American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto. (13)
10.36           Second Amendment to Credit Agreement, dated January 20, 1999, among the Company,
                American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto. (13)
10.37           Third Amendment to Credit Agreement, dated March 1, 1999, among the Company,
                American National Bank and Trust Company of Chicago, individually as Agent, and the Lenders which are or become parties thereto. (13)
10.38           Guaranty Agreements dated March, 1999, by Promotional Marketing, L.L.C.,
                Lipson Associates, Inc., Premier Promotions and Marketing, Inc., and
                Lee Wayne Corporation. (13)
10.39           Amended and Restated HA-LO Industries, Inc. 1997 Stock Plan. (9,11)
10.40           1997 Employment Agreement between the Company and Lou Weisbach. (10,11)
10.41           Employment Agreement dated January 1, 1998 between the Company and Richard Magid. (10,11,12)
10.42           Agreements by and between the Company and certain employees dated
                November, 1997, regarding change of control. (11,13)
10.43           Agreements by and between the Company and David Robbins dated
                November, 1997, regarding change of control. (10,11)
10.44           Agreements by and between the Company and Barbara Berman dated November, 1997, regarding change of control. (10,11)
10.45           1998 Restatement of the HA-LO 401(k) Savings Plan. (10,11)
10.46           HA-LO Industries, Inc. Executive Deferred Compensation Plan (as amended and restated)
                effective February 1, 1997.(10,11)
10.47           Executive Incentive Compensation Plan for Various Employees.(10,11)
10.48           Agreement dated June 29, 1998 between the Company and Montgomery Ward & Co., Inc. (13)
10.49           Second Amendment to Exclusive Premium Purchasing Agreement dated June 29, 1998 between
                Montgomery Ward & Co., Inc. and the Company. (13)


Exhibit
  No.           Description of Exhibit
-----------------------------------------------------------------------------------------------------------------------------------
10.50           Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc.,
                ValueVision International Inc. and Merchant Development Corporation. (13)
10.51           First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc.
                and the Company (relative to Exhibit 10.50) (13)
10.52           Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc.,
                ValueVision International Inc. and Merchant Development Corporation (13)
10.53           First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc.
                and the Company (relative to Exhibit 10.52). (13)
10.54           Agreement dated January 26, 1999 between the Company and Montgomery Ward & Co., Inc. (13)
10.55           First Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective
                January 1, 1999. (11,13)
10.56           Second Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective
                January 1, 1999. (11,13)
10.57    *      Amendment to Industrial Space Lease, dated May 1, 1995, between Centerpoint Properties
                Corporation and the Company.
10.58    *      Second Amendment to Industrial Space Lease, dated April 1996, between Centerpoint Properties
                Corporation and the Company.
10.59    *      Third Amendment to Industrial Space Lease, dated November 1996, between Centerpoint Properties
                Corporation and the Company.
10.60    *      Fourth Amendment to Industrial Space Lease, dated April 1997, between Centerpoint Properties
                Corporation and the Company.
10.61    *      Office and Industrial Building Lease, dated November 30, 1998, between Centerpoint Realty Services
                Corporation and the Company.
10.62    *      Guaranty, dated June 30, 1999, made by the Company to Maple Lane Acquisition Limited Liability Company.
10.63    *      Agreement and Plan of Merger and Plan of Reorganization, dated January 17, 2000, among the Company,
                Starbelly.com, Inc. and HA-LO Industries, Inc. (a subsidiary of the Company).
10.64    *      Promissory Note, dated January 6, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000.
10.65    *      Promissory Note, dated January 17, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000.
10.66    *      Promissory Note, dated March 1, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000.
10.67    *      Credit Agreement, dated February 25, 2000, amount the Company, American National Bank and Trust Company of Chicago and the Lenders which are or become parties thereto.
10.68    *      First Amendment to Credit Agreement, dated March 2000, among the Company, American National Bank of
                Trust Company of Chicago, Harris Trust and Savings Bank and Comerica Bank.
10.69    *      Assumptions and Supplements to Guaranty Agreement, dated March 2000, by UPSHOT (New York), Inc.,
                Market USA, Inc., UPSHOT Direct, Inc., Lipson Associates, Inc., HA-LO Sports, Inc., CF
                Napa Design, Inc., and Premier Promotions and Marketing, Inc.
10.70    *      Guaranty Agreement, dated March 1, 2000 by Lee Wayne Corporation, Creative Concepts in Advertising, Inc.
                and Promotional Marketing, L.L.C.
10.71    *      Letter Loan Agreement, dated March 1, 2000, between the Company, HA-LO Canada, Inc. and Bank One Canada.
10.72    *      Agreement and release, dated on or about September 30, 1999 between the Company and Gene Eherenfeldt.(11)
10.73    *      Agreement and release, dated on or about September 30, 1999 between the Company and Michael Nemlich.(11)
10.74    *      Agreement and release, dated on or about September 30, 1999 between the Company and Bradford S. Kerr.(11)


21.      *      List of subsidiaries of registrant
23.1     *      Consent of independent public accountants.
27.1     *      Financial Data Schedule - 1999
----------


(1)             Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (no. 33-51698) on Form S-1, as amended, filed by the Company under the Securities Act of 1933, as amended.
(2)             Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(3)             Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(4)             Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(5)             Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(6)             Incorporated by reference to the Registration Statement (no. 333-10481) on
                Form S-4, as amended, filed by the Company under the Securities Act of 1933, as amended.
(7)             Incorporated by reference to the Registration Statement (no.333-03928) on
                Form S-8 filed by the Company under the Securities Act of 1933, as amended.
(8)             Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(9)             Incorporated by reference to Exhibit 10.1 to the Company's Registration
                Statement (No. 333-66849) on Form S-8, as amended, filed by the Company under the Securities Act of 1933, as amended.
(10)            Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(11)            Management contract or compensatory plan or arrangement.
(12)            Erroneously listed as being dated January 1, 1997 in the Exhibit List to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(13)            Incorporated by reference to the correspondingly numbered exhibit to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1998.
         *      Filed herewith.

                             INDEX TO FINANCIAL STATEMENTS

                                                                          Page
HA-LO Industries, Inc.

    Report of Independent Public Accountants ............................ F-2

    Consolidated Balance Sheets at December 31, 1999 and 1998............ F-3

    Consolidated Statements of Operations for each of the years ended
    December 31, 1999, 1998 and 1997..................................... F-4

    Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1999, 1998 and 1997......................... F-5

    Consolidated Statements of Cash Flows for each of the years ended
    December 31, 1999, 1998 and 1997..................................... F-6

    Notes to Consolidated Financial Statements........................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of HA-LO Industries, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of HA-LO Industries, Inc. (an Illinois corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HA-LO Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles in the U.S.


ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 22, 2000

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS

CURRENT ASSETS:
  Cash and equivalents......................................  $ 10,729   $  7,276
  Short-term investments....................................        --     50,922
  Receivables--
    Trade...................................................   158,332    147,174
    Services and costs billable to clients..................    18,058     12,679
    Other...................................................     2,322      8,953
  Inventories...............................................    37,746     29,637
  Prepaid expenses and deposits.............................    17,406     15,139
                                                              --------   --------
        Total current assets................................   244,593    271,780
                                                              --------   --------
PROPERTY AND EQUIPMENT, net.................................    37,003     42,225
                                                              --------   --------
OTHER ASSETS:
  Intangible assets, net....................................    77,111     26,621
  Other.....................................................    21,596      6,391
                                                              --------   --------
        Total other assets..................................    98,707     33,012
                                                              --------   --------
                                                              $380,303   $347,017
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    984   $  3,423
  Book overdraft............................................     3,177        287
  Customer deposits.........................................     6,975     10,638
  Accounts payable..........................................    58,729     63,591
  Accrued expenses--
    Commissions and wages...................................    16,986     11,355
    Other...................................................    14,604     19,535
  Reserve for restructuring.................................     3,771         --
  Due to related parties....................................        --        200
                                                              --------   --------
        Total current liabilities...........................   105,226    109,029
                                                              --------   --------
LONG-TERM DEBT, less maturities shown above.................    21,230         --
RESERVE FOR RESTRUCTURING...................................    11,863         --
DEFERRED LIABILITIES........................................     5,438      2,497

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000 shares
    authorized and none issued..............................        --         --
  Common stock, no par value; 100,000,000 shares authorized
    and 48,724,790 and 47,780,742 issued and outstanding in
    1999 and 1998, respectively.............................   214,060    198,228
  Other.....................................................    (1,488)    (1,728)
  Accumulated other comprehensive loss......................    (2,259)      (780)
  Retained earnings.........................................    26,233     39,771
                                                              --------   --------
        Total shareholders' equity..........................   236,546    235,491
                                                              --------   --------
                                                              $380,303   $347,017
                                                              ========   ========


      The accompanying notes are an integral part of these balance sheets.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES:
  Products..................................................  $493,197   $464,826   $350,981
  Services..................................................   157,215    124,843    114,740
                                                              --------   --------   --------
        Net Sales...........................................   650,412    589,669    465,721

COST OF SALES:
  Products..................................................   326,759    296,730    234,187
  Services..................................................    97,281     85,773     79,569
  Restructuring--products...................................     2,653         --         --
                                                              --------   --------   --------
        Cost of Sales.......................................   426,693    382,503    313,756
                                                              --------   --------   --------
        Gross Profit........................................   223,719    207,166    151,965

SELLING EXPENSES............................................    94,280     76,639     57,354
GENERAL AND ADMINISTRATIVE EXPENSES.........................   125,010     80,950     63,819
OTHER EXPENSES:
  Pooling acquisition expenses..............................        --      8,837      3,845
  Restructuring and other...................................    27,347      1,500         --
                                                              --------   --------   --------
        Operating Income(Loss)..............................   (22,918)    39,240     26,947
                                                              --------   --------   --------
INTEREST INCOME.............................................     2,105      2,870        434
INTEREST EXPENSE............................................    (1,750)    (1,237)    (2,633)
                                                              --------   --------   --------
        Income (Loss) Before Income Taxes...................   (22,563)    40,873     24,748
PROVISION(BENEFIT) FOR INCOME TAXES.........................    (9,025)    16,123      9,290
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $(13,538)    24,750     15,458
                                                              ========
PRO FORMA INCOME DATA (unaudited):
  Pro forma adjustment for income tax provision.............                  230        612
                                                                         --------   --------
PRO FORMA NET INCOME........................................             $ 24,520   $ 14,846
                                                                         ========   ========
NET INCOME(LOSS) PER SHARE (unaudited pro forma in 1998 and
  1997)
  Basic.....................................................  $   (.28)  $   0.55   $   0.37
  Diluted...................................................  $   (.28)  $   0.53   $   0.36
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    48,598     44,734     39,628
  Diluted...................................................    48,598     46,447     41,112
                                                              ========   ========   ========



        The accompanying notes are an integral part of these statements.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK
                                    ---------------------               ACCUMULATED
                                                                           OTHER                       TOTAL
                                      SHARES                           COMPREHENSIVE    RETAINED   SHAREHOLDERS'   COMPREHENSIVE
                                      ISSUED      AMOUNT     OTHER     INCOME (LOSS)    EARNINGS      EQUITY       INCOME (LOSS)
                                    ----------   --------   --------   --------------   --------   -------------   --------------
BALANCE, December 31, 1996........  39,353,530   $ 55,446   $(2,242)      $    62       $ 8,765      $ 62,031
  Dividends declared by pooled
    companies.....................          --     (2,436)       --            --        (2,860)       (5,296)
  Issuance of shares in connection
    with acquisitions.............     494,423     10,273        --            --            --        10,273
  Stock bonus in connection with
    acquisition of business.......       1,865         31        --            --            --            31
  Amortization of unearned
    compensation..................          --         --       257            --            --           257
  Recognition of tax benefits from
    options and restricted
    stock.........................          --      1,984        --            --            --         1,984
  Exercise of stock options.......     378,935      1,844        --            --            --         1,844
  Repurchase of common stock......     (56,909)      (901)       --            --            --          (901)
  Net income......................          --         --        --            --        15,458        15,458         $ 15,458
  Foreign currency translation
    adjustments--
      Net of allocated income tax
        benefits of $139..........          --         --        --          (208)           --          (208)            (208)
                                    ----------   --------   -------       -------       --------     --------         --------
BALANCE, December 31, 1997........  40,171,844     66,241    (1,985)         (146)       21,363        85,473         $ 15,250
                                                                                                                      ========
  Dividends declared by pooled
    companies.....................          --     (5,176)       --            --        (6,342)      (11,518)              --
  Issuance of shares through
    public offering...............   5,853,000    117,362        --            --            --       117,362
  Issuance of shares in connection
    with acquisitions, net........      51,986      1,426        --            --            --         1,426
  Amortization of unearned
    compensation..................          --         --       257            --            --           257
  Recognition of tax benefits from
    options, warrants and
    restricted stock..............          --      9,490        --            --            --         9,490
  Exercise of stock options and
    warrants......................   1,728,959      9,335        --            --            --         9,335
  Repurchase of common stock......     (25,047)      (450)       --            --            --          (450)
  Net income......................          --         --        --            --        24,750        24,750         $ 24,750
  Foreign currency translation
    adjustments--
    Net of allocated income tax
      benefits of $423............          --         --        --          (634)           --          (634)            (634)
                                    ----------   --------   -------       -------       --------     --------         --------
  BALANCE, December 31, 1998......  47,780,742    198,228    (1,728)         (780)       39,771       235,491         $ 24,116
                                                                                                                      ========
  Issuance of shares in connection
    with acquisitions, net........     430,806      9,835        --            --            --         9,835
  Amortization of unearned
    compensation..................          --         --       240            --            --           240
  Recognition of tax benefits from
    options and warrants..........          --      1,946        --            --            --         1,946
  Exercise of stock options and
    warrants......................     513,242      4,051        --            --            --         4,051
  Net loss........................          --         --        --            --       (13,538)      (13,538)        $(13,538)
  Foreign currency translation
    adjustments--
    Net of allocated income tax
      benefits of $986............          --         --        --        (1,479)           --        (1,479)          (1,479)
                                    ----------   --------   -------       -------       --------     --------         --------
BALANCE, December 31, 1999........  48,724,790   $214,060   $(1,488)      $(2,259)      $26,233      $236,546         $(15,017)
                                    ==========   ========   =======       =======       ========     ========         ========

        The accompanying notes are an integral part of these statements

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) for the year............................  $(13,538)  $24,750    $15,458
  Adjustments to reconcile net income to net cash provided
  by (used for) operating activities--
    Depreciation and amortization...........................    14,172     9,454      6,564
    Deferred taxes..........................................    (8,548)     (896)       (50)
    Increase in cash surrender value........................      (655)     (433)      (246)
    Increase (decrease) in deferred liabilities--other......     1,755       120       (399)
    Loss (gain) on disposal of property and equipment.......      (198)       65         92
  Changes in assets and liabilities, net of effects of
  acquired companies-
    Receivables.............................................    (5,814)  (16,765)   (42,493)
    Inventories.............................................    (5,452)   (1,031)    (9,436)
    Prepaid expenses and deposits...........................       490    (7,872)    (2,246)
    Accounts payable, accrued expenses and restructuring
      reserve...............................................     1,106    21,272     26,095
                                                              --------   -------    -------
      Net cash provided by (used for) operating
        activities..........................................   (16,682)   28,664     (6,661)
                                                              --------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (18,067)  (23,321)   (10,056)
  Proceeds on sale of property and equipment................    11,105       788         24
  Maturity (purchase) of short-term investments.............    50,922   (50,922)     2,908
  Increase in other assets..................................    (3,210)   (1,513)      (789)
  Increase (decrease) in deferred liabilities...............      (114)      763       (307)
  Cash paid for acquisitions................................   (41,913)   (7,036)    (7,200)
                                                              --------   -------    -------
      Net cash used for investing activities................    (1,277)  (81,241)   (15,420)
                                                              --------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on long-term debt...................    (4,535)  (11,248)     9,355
  Net borrowings (payments) under line of credit............    20,485   (38,832)     7,068
  Decrease (increase) in book overdraft.....................     2,890    (9,633)     8,082
  Net proceeds from issuance of common stock................     4,051   126,697      1,845
  Repayments from related party.............................        --       663        719
  Cash dividends paid by pooled companies...................        --   (11,518)    (5,296)
  Repurchase of common stock................................        --      (450)      (901)
                                                              --------   -------    -------
    Net cash provided by financing activities...............    22,891    55,679     20,872
                                                              --------   -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS.....    (1,479)     (634)      (208)
                                                              --------   -------    -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.............     3,453     2,468     (1,417)
CASH AND EQUIVALENTS, beginning of year.....................     7,276     4,808      6,225
                                                              --------   -------    -------
CASH AND EQUIVALENTS, end of year...........................  $ 10,729   $ 7,276    $ 4,808
                                                              ========   =======    =======


        The accompanying notes are an integral part of these statements

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF THE BUSINESS:

    HA-LO Industries, Inc. and Subsidiaries (the "Company") is a brand marketing organization with diverse marketing disciplines centered around its clients' brands. The Company's core business is the distribution of promotional and premium products that physically connect brands to people through merchandise. These products are marketed by an international network of sales representatives to customers throughout the United States, Canada and Europe. Through its subsidiaries, the Company also provides promotion marketing, direct and database marketing as well as brand strategy and identity services principally to large corporations throughout the United States and Canada.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

    A. PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of HA-LO Industries, Inc. and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

    B. RECLASSIFICATION

    Certain 1998 and 1997 balances have been reclassified to conform with the 1999 presentation.

    C. STOCK SPLIT

    On January 26, 1999, the Company's Board of Directors declared a 3-for-2 stock split. The split was effective February 19, 1999 to shareholders of record on February 5, 1999. All share and per share data has been retroactively adjusted to give effect to the stock split.

    D. REVENUE RECOGNITION

    Revenues derived from the distribution of promotional and premium products are recognized when merchandise is shipped to customers. Revenues from the Company's other services are recognized as services are provided.

    E. CASH AND EQUIVALENTS

    Cash equivalents consist principally of short-term money market instruments with original maturities of three months or less.

    F. SHORT-TERM INVESTMENTS

    The Company classifies investments purchased with an original maturity of three to twelve months as short-term investments. These investments are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    At December 31, 1998, the Company had approximately $48.9 million of short term investments, comprised primarily of tax-exempt securities, classified as held-to-maturity. These investments are carried at cost plus accrued interest. The remaining balance of approximately $2.0 million in short-term investments at December 31, 1998 relate to equity securities classified as available-for-sale. These available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.


    There were realized losses of approximately $152,000 from the sales of short-term investments in 1999. There were no realized gains or losses from the sales of short-term investments in 1998 or 1997.

    G. PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and are depreciated for financial reporting purposes over the estimated useful lives on a straight-line basis as follows:

Buildings............................  15-39 years
Furniture, fixtures and equipment....  5-10 years
Computer and telephone equipment.....  5-7 years
Vehicles.............................  5 years
Leasehold Improvements...............  Life of lease

    Property and equipment at December 31, are composed of the following:


(IN THOUSANDS)                                                1999       1998
--------------                                              --------   --------
Land......................................................  $ 1,129    $ 1,768
Buildings.................................................    5,403     12,922
Furniture, fixtures and equipment.........................   23,617     21,518
Computer and telephone equipment..........................   31,169     26,407
Vehicles..................................................      608        629
Leasehold improvements....................................    7,251      4,928
                                                            -------    -------
                                                             69,177     68,172
Less--Accumulated depreciation............................   32,174     25,947
                                                            -------    -------
Property and equipment, net...............................  $37,003    $42,225
                                                            =======    =======


    H. LONG-LIVED ASSETS


    Intangible assets consist primarily of the cost of purchased businesses in excess of the fair value of net assets acquired and are amortized on a straight-line basis from seven to fifteen years. Amortization expense in 1999, 1998, and 1997 was approximately $5,377,000, $2,732,000 and $1,555,000, respectively. Accumulated amortization as of December 31, 1999 and 1998 was $12,755,000 and $7,611,000, respectively.



    The Company reviews the carrying value of all long-lived assets to determine whether there are any impairment losses. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the expected future operating cash flows, an impairment loss

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES
would be charged to expense in the period identified. In connection with the restructuring in 1999, there was an impairmant of certain long-lived assets (Note 11).


    I. INVENTORIES


    Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. The following are the major components of inventories at December 31.



                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
(IN THOUSANDS)                                                1999       1998
--------------                                              --------   --------
Raw Materials.............................................  $ 7,113    $ 6,203
Finished goods............................................   30,633     23,434
                                                            -------    -------
  Inventories.............................................  $37,746    $29,637
                                                            =======    =======


    J. ACCRUED EXPENSES

    Accrued expenses--other is primarily comprised of accrued royalties and rebates, income taxes, sales taxes and other miscellaneous expenses.

    K. STATEMENTS OF CASH FLOWS

    The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:


                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
(IN THOUSANDS)                                       1999       1998       1997
--------------                                     --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest.............  $ 2,136    $ 1,259    $ 2,172
  Cash paid during year for income taxes.........  $ 3,004    $ 5,180    $ 4,073
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Issuance of common shares in connection with
    business acquisitions, net...................  $ 9,835    $ 1,426    $10,273
  Liabilities assumed in connection with business
    acquisitions.................................  $24,063    $ 7,093    $19,633
  Recognition of tax benefits from exercise of
    stock options, warrants and restricted
    stock........................................  $ 1,946    $ 9,490    $ 1,984
  Write-off of assets in connection with
    restructuring................................  $12,773    $    --    $    --
  Conversion of non-operating assets to note
    receivable...................................  $    --    $    --    $ 1,530


    L. FOREIGN CURRENCY TRANSLATION

    The functional currency for the Company's foreign operations is the applicable local currency. Revenues and expenses from foreign operations are translated at average rates in effect at the time of the underlying transaction, with gains or losses included in income. Assets and liabilities of foreign entities are translated at year-end exchange rates with gains and losses resulting from such translations included in shareholders' equity.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    M. USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    N. NEW ACCOUNTING PRONOUNCEMENTS


    In 1998, The FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company has adopted this statement and no disclosures are required as there was no impact.


NOTE 3.  RECEIVABLES:

    The Company provides services to customers in diversified industries and grants unsecured trade credit to customers in the normal course of business. Trade receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $3,056,000 as of December 31, 1999 and $2,836,000 as of December 31, 1998. Services and cost billable to clients represent earned, but unbilled receivables relating to the Company's marketing services segment. The Company also makes advances to its sales representatives, which are applied against commissions to be earned.

    No single customer accounted for more than 10% of net sales in 1999, 1998 or in 1997.

NOTE 4.  INCOME TAXES:

    The Company's provision(benefit) for income taxes consists of the following amounts:

(IN THOUSANDS)                                        1999       1998       1997
--------------                                      --------   --------   --------
Current provision(benefit)........................  $  (663)   $16,354     $9,827
Deferred benefit..................................   (8,362)      (231)      (537)
                                                    -------    -------     ------
Total provision(benefit)..........................  $(9,025)   $16,123     $9,290
                                                    =======    =======     ======

    The Company's effective tax rate is reconciled to the Federal statutory rate as follows:

                                                              1999       1998       1997
                                                            --------   --------   --------
Federal statutory rate....................................    35.0%      35.0%      35.0%
State income taxes (net of Federal benefit)...............     5.0        5.0        5.0
Valuation allowance.......................................      --        1.6        2.0
Effect of non-taxable S Corporation (earnings)/losses.....     (--)      (0.6)      (2.5)
Other.....................................................     (--)      (1.6)      (2.0)
                                                              ----       ----       ----
Effective tax rate........................................    40.0%      39.4%      37.5%
                                                              ====       ====       ====

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    Deferred income taxes result from temporary differences in the recognition of revenue and expense items for income tax and financial reporting purposes and are summarized as follows:


                                                              (ASSET)/LIABILITY
                                                             -------------------
(IN THOUSANDS)                                                 1999       1998
--------------                                               --------   --------
DEFERRED TAXES--CURRENT:
Restructuring reserves.....................................   (3,574)        --
Credits due................................................    2,327      1,267
Advanced commissions.......................................      354        249
Non-deductible reserves....................................   (1,148)    (1,592)
Inventory valuation........................................     (382)      (242)
Other......................................................      450         57
                                                             -------     ------
  Total deferred taxes-current.............................  $(1,973)    $ (261)
DEFERRED TAXES--NON-CURRENT:
Samples....................................................  $    --     $  735
Restructuring reserves.....................................   (4,713)        --
Acquisition costs..........................................   (2,968)    (2,923)
Depreciation...............................................    1,514      1,021
Amortization...............................................     (642)      (916)
Deferred costs.............................................   (1,189)      (433)
Basis difference in acquired companies.....................      735        920
Tax credit carryforward....................................   (1,006)        --
                                                             -------     ------
  Total deferred taxes-non-current.........................   (8,269)    (1,596)
                                                             -------     ------
Less: Valuation allowance..................................    1,484      1,461
                                                             =======     ======
  Total deferred taxes--non-current, net of valuation
    allowance..............................................   (6,785)      (135)
                                                             -------     ------
  Total deferred tax asset.................................  $(8,758)    $ (396)
                                                             =======     ======


    Current and non-current deferred tax assets are included in prepaid expenses and other assets, respectively, on the accompanying consolidated balance sheets.

    The tax benefit of costs incurred to complete certain acquisitions will be realized only in the event such companies are sold. As such, the Company has provided a valuation allowance against its long-term deferred tax asset to reflect the potential that the tax benefit of these costs may not be realized.

NOTE 5.  PRO FORMA NET INCOME PER SHARE (UNAUDITED):

    The unaudited pro forma income data in the consolidated statements of operations for 1998 and 1997 provides information as if S Corporations acquired and accounted for using the pooling-of-interests accounting method had been C Corporations for income tax purposes.

NOTE 6.  DEBT:


    The Company has received a proposal to refinance its existing domestic credit facility. It is anticipated that the new facility will provide for borrowings of up to $80 million and will be secured by the Company's domestic assets. The proposal contemplates that outstanding borrowings will bear interest based on a defined ratio at either between prime and prime plus .75% or the London

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

Interbank Offered Rate (LIBOR) plus between 1.25% and 2.35%. Under the proposal the new facility will contain certain financial covenants that the Company must meet, including minimum tangible net worth, minimum interest coverage ratio and maximum leverage.

    The term of the facility is expected to be three years. The refinancing has been reflected retroactively as if it occurred on December 31, 1999. As such, outstanding borrowings are included as a long-term liability on the accompanying balance sheet.

    One of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13%. Another one of the Company's European subsidiaries has revolving credit facilities with two banks that provide for borrowings of up to $4.5 million at the Euribor rate.

    As of December 31, 1999, the prime rate was 8.50% and the LIBOR and Euribor were 6.5%.

    Long-term debt at December 31, was as follows:

(IN THOUSANDS)                                                  1999       1998
--------------                                                --------   --------
Revolving credit agreements.................................  $21,784     $ 816
Other debt..................................................      381     2,390
Capital leases..............................................       49       217
                                                              -------     -----
                                                               22,214     3,423
Less--current maturities....................................      984     3,423
                                                              -------     -----
Long term debt, net.........................................  $21,230     $  --
                                                              =======     =====

NOTE 8.  RELATED-PARTY TRANSACTIONS:


    A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is strictly contingent upon the successful completion of an acquisition and is paid in the form of cash plus options at an exercise price equal to the fair market value of the underlying stock on the date of grant. These options vest over various periods up to two years. During 1999, the director earned cash compensation of approximately $910,000 and was granted 49,191 options. During 1998, the director earned cash compensation of approximately $770,000 and was granted 264,400 options. During 1997, the director earned cash compensation of approximately $1,564,000 and was granted 153,383 options. Cash compensation paid to the director has been reflected as a cost of the related acquisitions. The fair value of the options granted to the director has not been material to any of the periods presented. In the future these options will be recorded at their fair value on the date of grant.


    In June 1999, the Company received approximately $9.6 million, which approximated fair market value of the facility, in connection with its exercised option to sell an office and warehouse facility to an entity controlled by the Vice Chairman of the Board ("Vice Chairman") of the Company. No gain or loss was recognized as a result of this sale. Subsequent to the sale, the Company made lease payments of approximately $520,000 for the use of this property. Additionally, the Vice Chairman controls another entity which leased office space to the Company for approximately $601,000 and $328,000 in 1999 and 1998 respectively.

    In 1999, 1998 and 1997, the Company paid approximately $1,306,000, $1,067,000 and $545,000, respectively, to an entity in which the Vice Chairman indirectly owns a 49% interest. Payments were primarily for embroidery services.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    In connection with a 1997 acquisition, the Vice Chairman converted certain non-operating assets of the acquired company to a $1,530,000 note receivable, bearing interest at 7%. The balance was fully paid in 1998.

NOTE 9.  COMMITMENTS AND CONTINGENCIES:

    The Company has operating lease commitments primarily relating to sales and support facilities in addition to certain office equipment. These leases expire at various dates through December, 2015. This includes a lease for a new facility, under construction, which the Company is expected to occupy in late 2000. The aggregate annual minimum lease payments under non-cancelable leases on December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31- (IN THOUSANDS)
---------------------------------------
2000........................................................  $ 13,875
2001........................................................    16,916
2002........................................................    16,009
2003........................................................    14,354
2004........................................................    13,953
Thereafter..................................................   105,595
                                                              --------
                                                              $180,702
                                                              ========

    Rent expense (exclusive of operating expenses) charged for the facilities totaled approximately $11,371,000, $6,838,000 and $5,560,000 for 1999, 1998 and
1997, respectively.

    At December 31, 1999, the Company has approximately $3,049,000 in outstanding letters of credit issued in the ordinary course of business.

    During 1998, a subsidiary of the company experienced a fire at one of its locations. The company carried both property and business interruption insurance to cover the risks associated with such an event.

    Various lawsuits have arisen in the ordinary course of the Company's business. The Company believes that its defenses are meritorious and that the eventual outcome of those lawsuits will not have a material effect on the Company's financial position or results of operations.

    Subsequent to year-end, the Board of Directors approved a merger agreement with an internet based promotional products company. In connection with this transaction, the company has entered into certain financial commitments. See
Note 19 for further discussion.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10.  BUSINESS COMBINATIONS:

    During 1999, the Company acquired eight companies. All of the acquisitions were accounted for as purchases. In January 1999, the Company completed the acquisition of Parsons International, a French based promotional products company, for approximately 400,000 shares of its common stock, which had a fair market value of $9.0 million, and $35.2 million in cash, net of transaction expenses. The transaction also includes a two year earn-out period in which the Company may incur an additional $23.5 million payment, payable in common stock, if certain profit levels are attained. Additionally, the Company completed the acquisitions of seven other promotional products and marketing services companies in 1999, for an aggregate of approximately $12.2 million in cash, net of transaction expenses. One of the acquisitions includes a three year earn-out period in which the Company may incur an additional $1.4 million payment if certain profit levels are attained. Goodwill related to these acquisitions is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

    During 1998, the Company acquired six companies. Three of the acquisitions were accounted for as pooling-of-interests. In June, 1998, the Company completed the acquisition of a promotion marketing agency, Promotional Marketing, L.L.C, (d/b/a/UPSHOT), for approximately 3.3 million shares of its common stock. In August, 1998, the Company completed the acquisition of a brand strategy and identity agency, Lipson Associates, Inc. d/b/a/ Lipson Alport Glass & Associates
(LAGA), for approximately 2.6 million shares of its common stock. In
November 1998, the Company acquired a premium promotional products company, Premier Promotions and Marketing, Inc. for approximately 2.7 million shares of its common stock. The consolidated financial statements for all periods presented have been restated to include the results of these acquired companies.

    The Company also acquired two distributors of promotional products and one promotion marketing agency during 1998 that were accounted for as purchases. These companies were acquired for an aggregate 87,000 shares of the Company's common stock and $3.7 million in cash. The common stock issued in these acquisitions had a fair market value of approximately $1.8 million. Goodwill resulting from these acquisitions is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

    During 1997, the Company acquired eight companies. Four of the acquisitions were accounted for as pooling-of-interests. In January, 1997, the Company completed the acquisitions of two distributors of promotional products, Creative Concepts in Advertising, Inc. and Creadis Group, Inc. (together CCA) for an aggregate of approximately 4.3 million shares of its common stock. Two other promotional product distributors and one telemarketing company were also acquired for an aggregate of approximately 1.4 million shares of the Company's common stock. The consolidated financial statements for all periods preceding these acquisitions have been restated to include their results.

    In addition to the acquisitions discussed above, the Company acquired two U.S. and two European based distributors of promotional products during 1997 that were accounted for as purchases. The U.S. based companies were acquired for approximately 330,000 shares of the Company's common stock. The common stock issued in these acquisitions had an aggregate fair market value of approximately $5.3 million. The European based companies were purchased for an aggregate of $6.0 million in cash and approximately 285,000 shares of the Company's common stock. The common stock issued in these acquisitions had an aggregate fair market value of approximately $5.2 million. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    The caption "Pooling acquisition expenses" on the accompanying Consolidated Statements of Operations relate to transaction costs incurred for legal, accounting, regulatory and acquisition consulting fees for acquisitions accounted for as pooling-of-interests.

NOTE 11:  RESTRUCTURING AND OTHER CHARGES:

    In July 1999, the Company adopted a plan to restructure its promotional products operations and to a lesser extent its marketing services segment. The focus of the restructuring was to centralize back office functions, consolidate distribution capabilities and information systems and streamline the management reporting structure. The restructuring will result in the elimination of approximately 200 positions and the consolidation and closing of over 20 offices/warehouses.

    During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and abandoned lease accruals, asset write-downs, severance and termination costs and other charges. As of December 31, 1999, approximately 40 of the anticipated employee terminations have occurred. This charge has had the effect of reducing after tax earnings by $18.0 million or $0.37 per share. The Company anticipates the restructuring will be completed by September 30, 2000.


                                                                         DECEMBER
                                                                         31, 1999
                                                   EXPENSED   REALIZED   ACCRUAL
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Facility consolidation...........................  $14,994    $ 2,199    $12,795
Asset write-downs................................    8,804      8,804         --
Severance and termination costs..................    3,528        949      2,579
Other charges....................................    2,674      2,414        260
                                                   -------    -------    -------
Total............................................  $30,000    $14,366    $15,634
                                                   =======    =======    =======

    Asset write-downs are the result of consolidating the operations of various promotional product operations. These asset write-downs relate to duplicate computer systems and warehouse systems that will not be used due to the consolidation. Included in the asset write downs above, are inventory write-downs of $2.7 million, which have been classified as a component of cost of goods sold, for the cancellation of certain promotional programs and exiting certain lines of business.

    The other charges captioned above primarily relate to sample products utilized by the sales force. These long term assets were previously capitalized when purchased and amortized over six years. The restructuring plan includes a sales force reduction. In conjunction with the implementation of the sales force reduction, the Company changed its policy to provide that ownership of the sample products would revert to the sales force. Accordingly, the unamortized balance of sample products is being written off as part of the restructuring charge.

NOTE 12.  CAPITAL STOCK AND EARNINGS PER SHARE:

    In May, 1998, the Company sold, through a public offering, 5,853,000 shares of its common stock. The net proceeds realized from the offering were approximately $117.4 million.

    FASB Statement No. 128, EARNINGS PER SHARE, provides the guidelines for the calculation of earnings per share. Under this statement, basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES
per share is computed by dividing net income by the weighted average number of shares assuming dilutive stock options and warrants outstanding were exercised during the period. The computation of net income per share was as follows:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income(loss)(pro forma in 1998 and 1997)................  $(13,538)    $24,520     $14,846
Net income(loss) per share--Basic:
  Weighted average common shares............................    48,598      44,734      39,628
  Net income(loss) per share--Basic.........................  $   (.28)    $   .55     $   .37
Net income(loss) per share--Diluted:
  Weighted average common shares............................    48,598      44,734      39,628
  Effect of dilutive stock options and warrants.............        --       1,713       1,484
                                                              --------     -------     -------
  Weighted average shares assuming dilution.................    48,598      46,447      41,112
                                                              --------     -------     -------
  Net income(loss) per share--Diluted.......................  $   (.28)    $   .53     $   .36
                                                              --------     -------     -------

NOTE 13:  UNAUDITED SUPPLEMENTAL EARNINGS PER SHARE:

    A portion of the net proceeds from the public offering described above were used to repay substantially all debt outstanding on the Company's credit facilities. Had the debt retirement taken place on January 1, 1997, the unaudited pro forma net income per basic and diluted share would not have been materially different from that reflected in the accompanying consolidated statements of income.

NOTE 14.  STOCK WARRANTS:

    In January, 1995, the Company signed a multi-year agreement to provide premium promotional products to a customer. The initial term of the agreement was five years. In connection with the initial term of the agreement, the Company granted warrants to purchase 1,124,452 shares of the Company's common stock at $2.37 per share on January 11, 1995. These warrants vest at the end of nine years but can be accelerated if minimum purchase levels are achieved. As of December 31, 1999 and 1998, there were 50,670 and 212,938 warrants outstanding, respectively, and no warrants were exercisable at either year-end. These warrants were issued at a value equal to the Company's common stock on the date of grant and no expense is reflected in the accompanying statement of operations. These warrants were granted prior to the effective date of FAS
No. 123, which requires that companies value warrants issued to non-employees at fair market value. As such, valuation is consistent with provisions of APB
No. 25.

    On December 27, 1995, the Company issued 562,420 warrants at $8.89 per share in connection with the extension of the agreement through 2004. These warrants expire January 11, 2011. Effective December 15, 1995, FAS No. 123 requires that companies value warrants issued to non-employees at fair market value. Accordingly, the warrants were valued at $1,448,000 using the Black-Scholes option pricing model and were recorded as a deferred marketing cost. This amount is recorded in the statements of shareholders' equity under the caption "other". This cost will be charged against income over the five-year term of the extension, beginning in January, 2000. As of December 31, 1999 and 1998, all of these warrants are outstanding and no warrants are exercisable.

    Both warrant grants are included in the summary of the status of the Company's fixed stock option plan and warrants issued in footnote 15.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 15.  STOCK OPTIONS:

    The Company has two stock plans which provide for reservation and issuance of options to purchase shares of the Company's common stock, restricted stock, stock appreciation rights and phantom stock awards. The number of option shares or rights to be issued and the terms thereof are at the discretion of the Compensation Committee of the Company's Board of Directors. Pursuant to the plans, an aggregate of 14,834,822 shares of the Company's common stock have been reserved. At December 31, 1999, there was an aggregate 1,265,308 available for future grant under the plans. The exercise price for incentive stock options and non-qualified stock options granted under the plans may not be less than 100% and 85%, respectively, of the fair market value of the common stock at the date of grant. As granted under the plans, the majority of the options vest annually over three years, commencing one year from the date of grant. All options granted under the plans expire ten years from the date of grant.

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income(loss)(pro forma in 1998 and 1997)
  As reported...............................................  $(13,538)    $24,520     $14,846
  Pro forma.................................................  $(22,158)    $17,222     $ 7,143

Basic earnings(loss) per share
  As reported...............................................  $   (.28)    $   .55     $   .37
  Pro forma.................................................  $   (.46)    $   .38     $   .18

Diluted earnings(loss) per share
  As reported...............................................  $   (.28)    $   .53     $   .36
  Pro forma.................................................  $   (.46)    $   .37     $   .17
                                                              --------     -------     -------

    Because the disclosure requirements of FASB Statement No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free interest rates between 4.6% and 5.6% in 1999 and 1998 and between 6.4% and 6.8% in 1997; zero dividend yield for all years; expected lives of 4 years for 1999 and 1998 and 5 years for 1997; and volatility of 40 percent for 1999 and 1998 and 30 percent for 1997.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    A summary of the status of the Company's fixed stock option plan and warrants issued as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                          1999                          1998                          1997
                               ---------------------------   ---------------------------   --------------------------
                                               WEIGHTED                      WEIGHTED                     WEIGHTED
                                               AVERAGE                       AVERAGE                      AVERAGE
                                 SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                               ----------   --------------   ----------   --------------   ---------   --------------
BEGINNING OUTSTANDING........   9,117,825       $15.03        7,625,672       $11.76       5,252,310       $ 8.98
GRANTED
  Price equal to fair
    value....................   2,416,153       $11.14        3,294,210       $17.59       2,814,453       $16.06
  Price in excess of fair
    value....................     202,300       $ 8.25               --           --              --           --
EXERCISED....................    (513,242)      $ 7.89       (1,729,022)      $ 5.40        (378,935)      $ 4.87
CANCELLED....................    (274,592)      $15.84          (73,035)      $15.38         (62,156)      $13.13
                               ----------       ------       ----------       ------       ---------       ------
ENDING OUTSTANDING...........  10,948,444       $14.37        9,117,825       $15.03       7,625,672       $11.76

EXERCISABLE AS OF 12/31......   5,724,238                     3,831,682                    3,474,830
Weighted average fair value
  of options granted:
Price equal to fair value....  $     4.20                    $     6.73                    $    6.26
Price in excess of fair
  value......................  $     0.18                            --                           --
                               ----------       ------       ----------       ------       ---------       ------

    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1999:

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------------------------   ----------------------------
                                          WEIGHTED
                          NUMBER          AVERAGE           WEIGHTED        NUMBER         WEIGHTED
      RANGE OF          OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
   EXERCISE PRICES       12/31/99     CONTRACTUAL LIFE   EXERCISE PRICE    12/31/99     EXERCISE PRICE
---------------------   -----------   ----------------   --------------   -----------   --------------
$ 1.47-$ 5.60              524,742          5.65             $ 3.58          410,090        $ 3.54
$ 5.81-$ 9.11            1,850,007          8.83             $ 7.89          531,689        $ 8.60
$ 9.19-$12.56            1,059,842          8.15             $10.62          538,178        $10.51
$12.67-$15.50            2,177,193          8.53             $14.74          692,067        $14.60
$15.59-$16.75            2,780,948          7.39             $16.51        1,895,304        $16.53
$16.79-$24.69            2,555,712          7.94             $20.18        1,656,910        $20.54
                        ----------          ----             ------        ---------        ------
$ 1.47-$24.69           10,948,444          7.98             $14.37        5,724,238        $15.22
                        ==========          ====             ======        =========        ======

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 16.  BUSINESS SEGMENT INFORMATION:

    The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:


                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net Sales:
Promotional products........................................  $493,197   $464,826   $350,981
Marketing services..........................................   157,215    124,843    114,740
                                                              --------   --------   --------
  Total consolidated........................................  $650,412   $589,669   $465,721
                                                              ========   ========   ========
Operating income (loss)(1):
Promotional products (2)....................................  $(36,375)  $ 29,550   $ 16,910
Marketing services..........................................    13,457      9,690     10,037
                                                              --------   --------   --------
  Total consolidated........................................  $(22,918)  $ 39,240   $ 26,947
                                                              ========   ========   ========
Depreciation and amortization:
Promotional products........................................  $ 11,280   $  7,064   $  4,410
Marketing services..........................................     2,892      2,390      2,154
                                                              --------   --------   --------
  Total consolidated........................................  $ 14,172   $  9,454   $  6,564
                                                              ========   ========   ========
Total assets:
Promotional products........................................  $289,956   $237,515   $194,708
Marketing services..........................................    79,618     51,304     38,537
Corporate (3)...............................................    10,729     58,198      4,808
                                                              --------   --------   --------
  Total consolidated........................................  $380,303   $347,017   $238,053
                                                              ========   ========   ========
Capital expenditures:
Promotional products........................................  $ 11,382   $ 19,917   $  5,719
Marketing services..........................................     6,685      3,404      4,337
                                                              --------   --------   --------
  Total consolidated........................................  $ 18,067   $ 23,321   $ 10,056
                                                              ========   ========   ========


------------------------

(1) Includes other expenses (pooling acquisition expenses and restructuring and other expenses) of $30.0, 10.3 and $3.8 million in 1999, 1998 and 1997 respectively.

(2) Includes corporate overhead expenses for all periods presented.

(3) Cash and short-term investments are considered corporate assets.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

    Summarized financial information by geographic area follows:


                                                         DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Revenues:
United States.................................  $558,926   $541,490   $440,349
Foreign.......................................    91,486     48,179     25,372
                                                --------   --------   --------
  Total consolidated..........................  $650,412   $589,669   $465,721
                                                ========   ========   ========
Long-lived assets:
United States.................................  $ 83,633   $ 63,178   $ 42,931
Foreign.......................................    43,808     11,926      9,510
                                                --------   --------   --------
  Total consolidated..........................  $127,441   $ 75,104   $ 52,441
                                                ========   ========   ========


NOTE 17.  UNAUDITED SELECTED QUARTERLY OPERATING RESULTS:

    The following table represents unaudited selected financial information for the eight quarters ended December 31, 1999. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                QUARTER ENDED
                                            -------------------------------------------------------------------------------------
                                                              1999                                        1998
                                            -----------------------------------------   -----------------------------------------
                                             MAR.31    JUNE 30    SEPT. 30    DEC.31     MAR.31    JUNE 30    SEPT. 30    DEC.31
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................  $156,967   $160,312   $147,306    185,828   $124,815   $138,238   $150,669   $175,948

Gross profit..............................  $ 54,719   $ 55,125   $ 45,916   $ 67,959   $ 42,141   $ 48,946   $ 54,280   $ 61,799

Net income (pro forma in 1998)............  $  4,199   $    853   $(20,583)  $  1,993   $  2,654   $  5,244   $  6,848   $  9,774

Net income(loss) per share-diluted (pro
  forma in 1998)..........................  $    .09   $    .02   $   (.42)  $    .04   $    .06   $    .11   $    .14   $    .20

NOTE 18.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS:

    The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol "HMK." As of March 14, 2000, there were 435 holders of record of the Company's Common

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

Stock. The following table sets forth, for the periods indicated, the range of high and low sales prices, by quarter, for the Common Stock.

                                                                 HIGH             LOW
                                                             -------------   -------------
1999
First quarter..............................................  $25 7/16        $ 8 9/16
Second quarter.............................................   14 3/4           9 1/2
Third quarter..............................................    9 7/8           5 5/16
Fourth quarter.............................................  $ 9             $ 4 7/16
1998
First quarter..............................................  $25 9/16        $16 5/16
Second quarter.............................................   23 13/16        19 1/16
Third quarter..............................................   23 9/16         14 7/8
Fourth quarter.............................................  $25 3/16        $14 15/16

NOTE 19.  SUBSEQUENT EVENTS:

    Subsequent to year-end, the Board of Directors approved a merger agreement to acquire all the shares of Starbelly.com ("Starbelly"). Starbelly is an internet based promotional products company that was formed in March of 1999. The merger is subject to HA-LO shareholder approval which is currently pending a special shareholders meeting. If approved, the Starbelly shareholders will receive approximately $240 million, consisting of approximately $19 million in cash, $170 million of HA-LO common stock (17 million shares) and $51 million of convertible preferred stock (5.1 million shares). At the special meeting of HA-LO shareholders, the shareholders will vote on the merger, including the issuance of common stock and preferred stock in the merger, the assumption of Starbelly's stock options, and amendments to HA-LO's articles of incorporation to increase its capital stock and to provide for the future issuance of preferred stock without further shareholder approval.

    Subsequent to year-end, HA-LO extended three unsecured $5 million loans to Starbelly. If the transaction is not closed by April 1, 2000, HA-LO will extend Starbelly an additional unsecured $5 million. These loan amounts are not a part of the merger consideration, although under certain circumstances (1)Starbelly may not be required to pay back all or a portion of these loans if HA-LO becomes obligated to pay Starbelly termination fees, and (2) the maturity dates of the loans may be accelerated if the merger agreement is properly terminated.

    HA-LO has agreed to pay termination fees to Starbelly for up to $500,000 of merger-related expenses incurred by Starbelly plus its actual damages up to a maximum of $10 million if; (1) HA-LO shareholders do not approve the merger, or
(2) the HA-LO Board acts upon a proposal to enter into certain business combinations with someone other than Starbelly and the agreement is terminated.

    The convertible zero coupon preferred stock to be issued has a redemption feature that allows holders the right to require the Company to redeem all or any part of their shares at a price per share in cash equal to the liquidation preference of $10 per share. Holders can exercise this option for a 30-day period commencing on the first anniversary date of the effective date of the merger.

    Assuming this acquisition had occurred on March 22, 1999 (the date of inception of Starbelly) and carried forward through December 31, 1999, net loss for 1999 would have been $59.8 million or $(.97) per diluted share. This includes the expenses incurred by Starbelly for the nine month period along with a calculation of the probable goodwill amortization over the same period. Due to the developmental stage of Starbelly, sales would not have changed materially from the reported amount.

                    HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

These unaudited pro forma amounts are presented for comparative purposes only and do not purport to be indicative of what the results of operations would actually have been, nor is it indicative of the results that may occur in the future.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders:
of HA-LO Industries Inc. and Subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of HA-LO Industries, Inc. and Subsidiaries and issued our unqualified opinion thereon dated March 22, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 22, 2000

Schedule II
(in thousands)

                                                     Additions
                                        Beginning    Charged to      (A)      Deductions     Ending
            Description                  Balance      Expense       Other     Write-offs     Balance
            -----------                  -------      -------       -----     ----------     -------
1999
      Bad debt reserve                     2,836         2,470       1,269         3,519       3,056
      Inventory valuation reserve          1,492         1,020         361            67       2,084

1998
      Bad debt reserve                     2,749         2,059           0         1,972       2,836
      Inventory valuation reserve          1,078           942           0           528       1,492

1997
      Bad debt reserve                     2,980            25         400           256       3,149
      Inventory valuation reserve              0         1,078           0             0       1,078


(a) Other additions primarily relate to reserves acquired through business combinations

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000

                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:      /s/ GREGORY J. KILREA
                                -----------------------
                                   Gregory J. Kilrea
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000:


                 Signature                                      Title
                 ---------                                      -----
               /s/ JOHN R. KELLEY, JR.               Director, President and Chief Executive Officer
                   --------------------
                   John R. Kelley, Jr.

               /s/ LOU WEISBACH                      Chairman of the Board of Directors
                   --------------------
                   Lou Weisbach

               /s/ LINDEN D. NELSON                  Vice Chairman of the Board
                   --------------------              of Directors
                   Linden D. Nelson

               /s/ THOMAS HERSKOVITS                 Director
                   ---------------------
                   Thomas Herskovits


                 Signature                                      Title
                 ---------                                      -----
               /s/ MARSHALL J. KATZ                  Director
                   ---------------------
                   Marshall J. Katz

               /s/ SEYMOUR N. OKNER                  Director
                   ---------------------
                   Seymour N. Okner

               /s/ BRIAN HERMELIN                    Director
                   ---------------------
                   Brian Hermelin