Form 10-K/A
period 1999-12-31
HA LO INDUSTRIES INC
filed 2000-04-28
CIK 891285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File # 0-20758


                             HA-LO INDUSTRIES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  ILLINOIS                                36-3573412
         ---------------------------------------------------------------
         (State or other jurisdiction of                I.R.S. Employer
         incorporation or organization)               Identification No.)


         5980 TOUHY AVE., NILES, ILLINOIS                    60714
         ---------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                                 (847) 647-2300
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by stockholders who were not affiliates of the registrant was approximately $421,878,000 - as of March 21, 2000 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 21, 2000, the registrant had issued and outstanding an aggregate of 48,954,836 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

         HA-LO Industries, Inc., an Illinois corporation (the "Company"), hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 30, 2000, pursuant to Instruction G (3) to Form 10-K by completing Items 10 through 13 of Part III thereof.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding Executive Officers is included in the "Executive Officers of the Registrant" section of Part I, except that information regarding "Beneficial Ownership Reporting Compliance" is set forth below.

BOARD OF DIRECTORS

         There are presently seven members of the Board of Directors. Each director will hold office until the next Annual Meeting of Shareholders of the Company or until his respective successor is duly elected and qualified.

         There are no family relationships between any directors and executive officers of the Company.

INFORMATION CONCERNING DIRECTORS(1)

         The following table sets forth certain information as of March 31, 2000 with respect to each Director:

Name                         Age          Position with the Company
----                         ---          -------------------------
Lou Weisbach..............   51  Chairman of the Board of Directors

Linden D. Nelson..........   39  Vice Chairman of the Board of Directors

John R. Kelley, Jr........   38  Director, President and Chief Executive Officer

Seymour N. Okner..........   73  Director

Thomas Herskovits.........   53  Director

Marshall J. Katz..........   51  Director

Brian M. Hermelin.........   35  Director


         LOU WEISBACH has served as Chairman of the Board of the Company since its incorporation in January 1988. He served as President and Chief Executive Officer of the Company from January 1988 through November 1999. From 1972 through 1987, he operated the predecessor of the Company as a sole proprietorship.

         LINDEN D. NELSON has served as Vice Chairman of the Board of the Company since the acquisition of Creative Concepts in Advertising, Inc. by the Company in January 1997. Mr. Nelson was the Chairman and Chief Executive Officer of Creative Concepts in Advertising, Inc.'s predecessor from its inception in July 1979 through December 1996.

         JOHN R. KELLEY, JR. was appointed President and Chief Executive Officer of the Company in November 1999. He previously served as Chief Marketing Officer of the Company and President of UPSHOT, which was acquired by the Company in 1998. Mr. Kelley co-founded UPSHOT in 1994.

         SEYMOUR N. OKNER has served as a director of the Company and, until January 2000, as Chairman of the Board of Market USA and Marusa Marketing, Ltd., a marketing company and an affiliate of Market

USA, since their acquisition by the Company in September 1996. Previously, Mr. Okner was the President, Treasurer, Secretary and a director of Market USA's predecessor since its inception in November 1988. He was also the President and Secretary of Marusa Marketing, Ltd. from April 1992 through September 1996. Prior to 1988, Mr. Okner served in various executive capacities, primarily in the insurance industry, including President of Montgomery Ward Life Insurance Company and Signature Life Insurance Company of America.

         THOMAS HERSKOVITS has served as a director since 1992. Mr. Herskovits has been the managing partner of Herskovits Enterprises, a venture capital company, since 1996 and was the President and Chief Executive Officer of Specialty Foods Corp. from 1993 to 1996. From 1989 through 1993, he was President of the KGF Frozen Products Group, an operating unit of Kraft General Foods. From 1984 to 1989, he was President of the Kraft Dairy Group of Kraft General Foods.

         MARSHALL J. KATZ has been a director and an independent financial consultant to the Company and other parties since 1992. From 1988 through 1991, Mr. Katz was the owner and president of Northbrook Management Co., a money management firm trading in futures and options.

         BRIAN M. HERMELIN has served as a director since January 2000. Since 1995, Mr. Hermelin has been a consultant to or officer of USA Jet Airlines, Inc. and is currently its chief operating officer. Since 1997, Mr. Hermelin has served as director of Bingham Financial Services, Inc., a regional financial services firm providing commercial and residential mortgage products.

----------------------------------------------

(1) Only directorships of issuers with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, and directorships of issuers registered as investment companies under the Investment Company Act of 1940, as amended, are required to be listed in the above table.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND COMMITTEES

         The Board of Directors has designated an Audit Committee and a Compensation Committee. The Board of Directors has not designated a Nominating Committee; rather, the Board of Directors as a whole performs the functions that would otherwise be delegated to such committee.

         Current members of the Audit Committee are Thomas Herskovits and Brian
M. Hermelin. The functions of the Audit Committee include assessing the scope of the Company's engagement of its independent public accountants, reviewing their reports and recommending to the Board of Directors the engagement and discharge of independent auditors. The Audit Committee also meets with the financial staff of the Company to review accounting procedures and internal audit controls.

         Current members of the Compensation Committee are Thomas Herskovits and Brian M. Hermelin. The functions of the Compensation Committee include setting executive officer salaries, determining annual bonuses and administering the Company's incentive compensation plans, including the HA-LO Industries, Inc. Stock Plan (the "Stock Plan"), the HA-LO Industries, Inc. 1997 Stock Plan (Amended and Restated) (the "Restated Plan") and the Executive Incentive Compensation Plan (the "Executive Incentive Compensation Plan"). See "Report of the Compensation Committee on Executive Compensation," below.

         During 1999, the Board of Directors held five meetings and took action by written consent five times, the Audit Committee held two meetings and the Compensation Committee took action by meeting or written consent two times. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors and the committees, if any, on which he served during 1999.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires each of the Company's executive officers and directors and persons who beneficially own more than 10% of the Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's equity securities. Based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 1999, all of its officers, directors and 10% beneficial owners timely filed all required reports, except for Lou Weisbach and Jon Sloan, each of whom filed one late report required to be filed on Form 4, Gregory J. Kilrea, who filed two late reports required to be filed on Form 4, Marshall J. Katz, who filed three late reports required to be filed on Form 4, and John R. Kelley, Jr., who filed one late report to be filed on Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain summary information with respect to all compensation earned by or paid to each of (i) the Company's Chief Executive Officer appointed in November 1999, (ii) its Chief Executive Officer from January 1999 to November 1999, (iii) its four other most highly compensated executive officers who were serving as executive officers on December 31, 1999, and (iv) a former executive officer who would have qualified as one of the four most highly compensated executive officers if he had served as an executive officer on December 31, 1999, and whose total salary plus bonus for 1999 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                              ANNUAL COMPENSATION              COMPENSATION
                                                              -------------------              ------------
                                                                                                  AWARDS
                                                                                                  ------

                                                                              OTHER ANNUAL     SECURITIES
                                                                              COMPENSATION     UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR         SALARY($)   BONUS($)(1)        ($)        OPTIONS(#)(2)
-------------------------------------------------------------------------------------------------------------
John R. Kelley, Jr..................   1999          150,000      142,472        22,651          16,667
        Director, President and Chief  1998(3)        75,000        --           11,197          12,501
        Executive Officer

Lou Weisbach........................   1999          500,000        --             --              --
        Chairman of the Board, Former  1998          500,000        --             --              --
        Chief Executive Officer(4)     1997          500,000        --             --            35,984

Linden D. Nelson....................   1999          500,000        --             --              --
        Vice Chairman of the           1998          500,000        --             --           102,000



        Board                          1997          500,000        --             --           429,734

Michael J. Linderman...............    1999          235,000        --           54,217          40,000
        President - Promotional        1998(5)        63,269        --             --            55,500
        Products Group

Gregory J. Kilrea...................   1999          220,192        --             --           195,000
        Chief Financial Officer        1998          174,231        --             --            68,550
                                       1997          137,692       29,063          --            53,213

Jon Sloan...........................   1999           75,000      135,390          --            15,000
        Vice President - National      1998           75,000      164,920          --            11,100
        Accounts                       1997           75,000      126,087          --            12,450

Richard A. Magid....................   1999          300,000        --             --              --
        Former Chief Operating         1998          290,577        --             --             6,300
        Officer, Treasurer and         1997          207,804       38,438          --           105,563
        Assistant Secretary

------------------------

(1) Amounts for Mr. Kilrea and Mr. Magid were earned under the Executive Incentive Compensation Plan. Amounts shown for Mr. Sloan consist of commissions earned for sales of Company products.

(2) Mr. Weisbach and Mr. Nelson each earned 35,984 options in 1997 under the Executive Incentive Compensation Plan, which options were granted in 1998. Mr. Kilrea and Mr. Magid each earned 14,063 options in 1997 under the Executive Incentive Compensation Plan, which options were granted in 1998.

(3) Amounts earned by Mr. Kelley in 1998 reflect amounts paid by the Company after Mr. Kelley became an employee in connection with an acquisition by the Company on June 30, 1998.

(4) Mr. Weisbach resigned from his position as Chief Executive Officer in November 1999.

(5)  Mr. Linderman's employment with the Company commenced in September 1998.

         The following table sets forth information with respect to options to purchase shares of the Company's Common Stock that were granted in 1999 to each of the current and former executive officers named in the Summary Compensation Table above. No stock appreciation rights ("SARs") were granted to any of the persons listed on the table below during 1999.

                                           INDIVIDUAL    GRANTS
                                           ----------    ------                      POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED ANNUAL
                            NUMBER OF      % OF TOTAL                                RATES OF STOCK PRICE
                           SECURITIES     OPTIONS/SARS                                 APPRECIATION FOR
                           UNDERLYING      GRANTED TO    EXERCISE OR                    OPTION TERM (1)
                          OPTIONS/ SARS   EMPLOYEES IN    BASE PRICE    EXPIRATION      ---------------
NAME                     GRANTED (#)(2)  FISCAL YEAR (3)   ($/SH)          DATE         5%($)        10%($)

John R. Kelley, Jr....        16,667            *           11.50        04/19/09      120,541      305,473

Lou Weisbach..........             0            --             --              --           --           --

Linden D. Nelson......             0            --             --              --           --           --

Michael J.  Linderman.        40,000           1.5%          5.94        08/23/09      149,425      378,673

Gregory J. Kilrea.....         7,500            *           14.42        02/01/09       50,667      144,740
                              35,000           1.3          12.13        05/26/09      266,997      676,623
                               2,500            *           12.06        05/28/09       18,961       48,051
                              50,000           1.9           4.75        11/08/09      149,362      378,514
                             100,000           3.8           7.00        11/08/09       73,725      532,028

Jon Sloan.............        15,000            *            5.94        08/23/09       56,035      142,002

Richard A. Magid......             0            --             --              --           --           --

------------------------
*        Less than 1%

(1) The amounts shown in these columns are the result of calculations at assumed annual rates required by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2) All options were granted at an exercise price equal to the Fair Market Value of the Company's Common Stock on the date of grant and vest over a three-year period in increments of one-third each on the first, second and third anniversaries of the date of grant.

(3) Percentage calculations in this column include the number of options granted to employees of the Company and non-employee independent sales representatives for sales of Company products, which sales representatives have subsequently become employees of the Company.

         The following table sets forth information with respect to the options exercised by and the unexercised options held by each of the current and former executive officers named in the Summary Compensation Table above, as of December 31, 1999.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                              OPTIONS/SARS AT        IN-THE-MONEY OPTIONS/SARS
                                                                FY-END (#)                AT FY-END ($)(1)
                                SHARES                          ----------                 ---------------
                             ACQUIRED ON      VALUE
NAME                           EXERCISE   REALIZED ($)  EXERCISABLE/ UNEXERCISABLE   EXERCISABLE/ UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
John R. Kelley, Jr........        0             0              4,167/25,001                     0/0

Lou Weisbach..............        0             0             794,256/23,990                 145,214/0

Linden D. Nelson..........        0             0             439,744/91,990                    0/0

Michael J. Linderman......        0             0              20,500/75,000                  0/62,400

Gregory J. Kilrea.........        0             0             105,562/258,076                0/187,500

Jon Sloan.................        0             0              15,750/22,800                  0/23,400

Richard A. Magid..........        0             0             395,912/14,076                 410,044/0

------------------------
(1) On December 31, 1999, the closing price per share of the Company's Common Stock was $7.50.


COMPENSATION OF DIRECTORS

         Pursuant to the Restated Plan, in 1999 each non-employee director of the Company was entitled to receive compensation in the form of a non-qualified stock option ("NSO") to purchase 15,000 shares of Common Stock at an exercise price per share equal to the Fair Market Value (as defined in the Restated Plan) of the Common Stock on the date of the first regularly scheduled Board of Directors meeting during such calendar year. During fiscal 1999, each non-employee director received under the Restated Plan an NSO to purchase 15,000 shares of Common Stock at an exercise price per share of $10.00.

         On March 27, 2000, each non-employee director received under the Restated Plan an NSO to purchase 15,000 shares of Common Stock at an exercise price of $9.94.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         Mr. Kelley serves as the President and Chief Executive Officer of the Company pursuant to a four and one-half year employment agreement which commenced on June 30, 1998. Mr. Kelley's base salary is $200,000. He is eligible to receive bonus payments and additional compensation based upon achievement of certain profit objectives. Mr. Kelley is also eligible to receive additional compensation pursuant to the Executive Incentive Compensation Plan. In the event of a "Change of Control," Mr. Kelley may terminate the employment agreement. A "Change of Control" is defined as any transaction pursuant to which 50% or more of the outstanding shares of the Company are acquired. The agreement prohibits Mr. Kelley from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for three years thereafter, (i) engaging, directly or indirectly, in any business in the United States or where the Company conducts its business that directly competes with the business of UPSHOT, the marketing services division of the Company; (ii) soliciting or engaging in business conducted by the Company with a customer or prospective customer; or (iii) soliciting any employee or independent contractor of the Company that results in the termination of the employment or agency relationship of such individual. Commencing on January 1, 2000, Mr. Kelley has voluntarily foregone receipt of his base compensation.

         Mr. Weisbach serves as the Chairman of the Board of the Company pursuant to a five year employment agreement which commenced on January 1, 1997. Mr. Weisbach's base salary is $500,000, which amount may be increased from time to time by the Board of Directors; he is eligible to receive bonus payments and additional compensation based upon achievement of profit objectives to be established from time to time solely by the Board of Directors. Mr. Weisbach is also eligible to receive additional compensation pursuant to the Executive Incentive Compensation Plan. The employment agreement provides that on each anniversary of its effective date, the term of Mr. Weisbach's employment automatically shall be extended for an additional one year period, such that the term of the agreement is restored to five years on December 31 of each year; however, either party may elect not to so extend the agreement by giving notice of such election at least 60 days prior to December 31 of each year. In the event Mr. Weisbach's employment is terminated following a "Change of Control," he shall receive, for twenty-four (24) months, benefits no less favorable than those he received under the employment agreement prior to such termination. A "Change of Control" is defined as, among other things, (i) any consolidation or merger wherein the Company is not the continuing or surviving company or which contemplates that all or substantially all of the assets and/or business is controlled by another, (ii) any sale, lease, exchange or transfer of all or substantially all of the assets of the Company, (iii) approval by the shareholders of liquidation or dissolution, (iv) any "person" becoming the beneficial owner of more than 50% of the combined voting power of the Company,
(v) any sale, exchange or transfer of 50% of the securities of the Company representing the total fair market value of the Company or the combined voting power of the Company or (vi) if during a period of two consecutive years from the effective date, individuals who at the beginning of such period constituted the directors of the Company cease for any reason to constitute a majority thereof.

         Mr. Nelson serves as the Vice Chairman of the Board of the Company pursuant to a five year employment agreement which commenced on January 3, 1997. Mr. Nelson's base salary is $500,000, which amount may be increased from time to time by the Board of Directors; he is eligible to receive bonus payments and additional compensation based upon achievement of profit objectives to be established from time to time solely by the Board of Directors. Mr. Nelson is also eligible to receive additional compensation pursuant to the Executive Incentive Compensation Plan. During the period of Mr. Nelson's employment with the Company and for two years thereafter, the agreement prohibits Mr. Nelson from (i) engaging, directly or indirectly, in any business in the United States or Canada that competes with the business of the Company; (ii) soliciting or engaging in business conducted by the Company with a customer or prospective customer; or (iii) soliciting any employee or independent contractor of the Company that results in the termination of the employment or agency relationship of such individual.

         Mr. Kilrea serves as the Chief Financial Officer of the Company pursuant to an approximately thirty-eight month employment agreement which commenced on November 9, 1999. Mr. Kilrea's base salary is $300,000, which amount may be increased from time to time by the Board of Directors. He is entitled to receive discretionary bonus payments of up to 25% of his base salary upon the attainment of mutually established objectives. Mr. Kilrea is also eligible to receive additional compensation pursuant to the Executive Incentive Compensation Plan. In connection with his employment agreement, Mr. Kilrea received options to purchase 150,000 shares of Company common stock, vesting over three years. Mr. Kilrea may terminate the agreement within ninety days after Mr. Kelley ceases to be Chief Executive Officer. If the Company elects not to renew the term of the agreement for an additional year, Mr. Kilrea is entitled to receive a severance payment equal to one year's base salary and bonus payment. The agreement prohibits Mr. Kilrea from disclosing confidential information regarding the Company, and during the period of his employment with the Company and for one year thereafter, (i) engaging, directly or indirectly, in any business in the United States that competes with the business of the Company; or (ii) soliciting any employee or independent contractor of the Company that results in the termination of the employment or agency relationship of such individual.

         Mr. Magid served as Chief Operating Officer, Vice President and Treasurer until November 1999 pursuant to an employment agreement extending through December 31, 2000. In November 1999, the Company and Mr. Magid amended his employment agreement in connection with his resignation as an officer and director of the Company. Pursuant to the amended agreement, his term of employment was extended to November 2003 and Mr. Magid now serves as a consultant to the Chief Executive Officer. Mr. Magid's base salary is $300,000. He is entitled to a one time bonus of $100,000 if he is employed by the Company on May 8, 2000. If Mr. Magid is terminated by the Company for any reason after May 8, 2000, he is also entitled to the remaining base salary due under the remaining term of the amended agreement. If he is terminated for cause on or prior to May 8, 2000 or he voluntarily ceases employment with the Company after May 9, 2000, he is entitled to an additional eighteen months of base salary. The amended agreement also provides that all stock options previously granted to Mr. Magid became fully vested and exercisable until the expiration of their respective terms. As part of the amended agreement, the parties exchanged mutual releases. The agreement continues to prohibit Mr. Magid from disclosing any confidential and proprietary information of the Company and from directly or indirectly disclosing such information, except in connection with conducting the business and affairs of the Company. The agreement also provides that, during his employment and for one year thereafter, Mr. Magid shall not, directly or indirectly, compete with the Company.

         The Company has executed materially similar agreements with Linden D. Nelson, Richard A. Magid, Gregory J. Kilrea, Sabina D. Filipovic, Barry T. Margolin and Barbara G. Berman (each, an "Executive") to ensure the continued dedication of such Executives notwithstanding the possibility, threat or occurrence of a "Change of Control." The agreements become effective upon a Change of Control.

         "Change of Control" is defined in these agreements, generally, as (1) the acquisition by an individual, group or entity (each, a "Person") of 30% of the outstanding stock of the Company or the combined voting power of the then outstanding voting power of the Company (but expressly excluding (i) acquisitions directly from the Company by a Person whose holdings do not exceed 40% of the outstanding stock or voting securities prior to or after such acquisition, (ii) any acquisition by the Company, (iii) any acquisition by an Employee Benefit Plan maintained and controlled by the Company, or (iv) certain acquisitions by a corporation pursuant to a merger, consolidation or reorganization); (2) members of the current Board of Directors cease to constitute a majority of the Board of Directors unless such new Directors were approved by a vote of at least a majority of the current Board of Directors; and
(3) certain reorganizations, mergers and consolidations of the Company or sales of the assets of the Company unless, generally, 60% of the outstanding shares of the surviving entity are held by Persons who were holders of the Company prior to such transaction, or at least a majority of the members of the Board of Directors of such surviving company were members of the Company's Board of Directors prior to such transaction.

         Each agreement provides that, in the event an Executive's employment is terminated following a Change of Control, as a result of the death or disability of the Executive, by the Company other than for cause (as defined in the agreement), or by the Executive for good reason (as defined in the agreement), the Company will be obligated to pay the Executive a lump sum payment equal to the Executive's accrued but unpaid base and bonus compensation.

         In addition, if an Executive is terminated by the Company without cause after a Change of Control, the Company will pay such Executive an amount equal to the product of a multiple, specified in the agreement, times the sum of the Executive's base salary plus a formula based upon the bonus or commission paid to the Executive during the previous three years. The specified multiples, which range from 2.0 to 2.99, differ for each Executive. In addition, the Company is obligated to continue to provide to the Executive and/or the Executive's family, for 90 days following termination, benefits that are comparable to the benefits received by the Executive immediately prior to termination. In the event of the Executive's employment is terminated due to death, disability or for cause, the agreement shall terminate without further obligation to the Executive and all accrued obligations shall be paid to the Executive within 30 days of termination. The agreements prohibit the Executive from disclosing confidential information regarding the Company, and during the period of Executive's employment with the Company and for one year thereafter, (i) engaging, directly or indirectly, in any business in the United States or Canada that directly competes with the business of the Company; (ii) soliciting or engaging in business conducted by the Company with a customer or prospective customer; or
(iii) soliciting any employee or independent contractor of the Company that results in the termination of the employment or agency relationship of such individual.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Thomas Herskovits and Brian M. Hermelin. None of the members of the Compensation Committee is either a current or former officer or employee of the Company.

         NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS ANNUAL REPORT ON FORM 10-K, IN WHOLE OR IN PART, THE REPORT PRESENTED BELOW AND THE PERFORMANCE GRAPH FOLLOWING SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

                           REPORT OF THE COMPENSATION
                       COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee is currently comprised of Thomas Herskovits and Brian M. Hermelin, neither of whom currently is or has been in the past an officer or employee of the Company. The Compensation Committee is responsible for setting executive officer salaries, determining annual bonuses and administering the Company's incentive compensation plans, including the Stock Plan, the Restated Plan and the Executive Incentive Compensation Plan.

POLICY AND OBJECTIVES

         The Compensation Committee believes that executive compensation should attract, retain and motivate the highly qualified individuals required for the success of the Company and should also be commensurate with performance. The Compensation Committee also strives to ensure that the compensation of each executive officer of the Company is fair in relation to his or her experience and overall responsibility at the Company. In general, the Compensation Committee considers both corporate and individual performance in determining executive compensation. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met. Individual performance is evaluated by reviewing organization and management development against set objectives. In making these evaluations, the Compensation Committee relies upon input from the Chief Executive Officer regarding the financial performance of the Company and the performance of specific employees.

         Compensation for executive officers of the Company is divided into cash and stock-based components as follows:

CASH-BASED COMPENSATION

         The Company's cash-based compensation consists of salary, bonus and payments pursuant to a non-qualified benefit plan maintained by the Company (the "Non-Qualified Plan"). Annual base salary for each of the Company's executive officers is paid either pursuant to an employment agreement between the officer and the Company (see "Executive Compensation -- Employment Agreements", above), or upon the approval of the Compensation Committee, which annually reviews the base salary payable to each executive officer. The Compensation Committee's determination of annual salary is based upon its review of the officer's past performance, the responsibilities associated with the officer's position and any changes with respect thereto, and the recommendation of the Chief Executive Officer. While the Compensation Committee acknowledges the subjective nature of these determinations, it believes that the base salary paid to each of the Company's executive officers fairly reflects that officer's prior performance, position and overall contribution to the Company's success.

         Under the Non-Qualified Plan, which was established by the Company in 1990, eligible employees may elect to defer a certain amount of compensation for payment at a later date. Currently, the Non-Qualified Plan allows a participating employee to defer up to 25% of his or her annual compensation (but not less than $1,350) for a minimum of at least five years. Compensation that is deferred under the Non-Qualified Plan is eligible for an "Employer Match" equal to 50% of the deferred amount (up to a maximum of $2,000 per year), which vests on an installment basis according to a formula set forth in the Non-Qualified Plan. The Non-Qualified Plan provides for the payment of the deferred benefit, which includes the deferred compensation, the matched amounts and interest, to the employee on an installment basis after the employee attains at least 60 years of age. Under certain circumstances, including the death, disability or financial hardship of the participating employee, the Non-Qualified Plan provides for the payment of deferred benefits prior to the employee attaining 60 years of age.

         In addition to an annual base salary, certain executive officers, including the Executive Officers named in the Summary Compensation Table, are eligible to receive bonuses payable in cash, options to purchase Common Stock, or both, pursuant to the Executive Incentive Compensation Plan. The Executive Incentive Compensation Plan became effective commencing with fiscal year 1997. Under the Executive Incentive Compensation Plan, each Executive except Ms. Berman is eligible to receive a cash bonus, expressed as a percent of his/her base salary, and options to purchase Common Stock. Ms. Berman is eligible to receive only options to purchase Common Stock. The awards are granted based upon the Company's achievement of certain earnings per share ("EPS") targets set by the Compensation Committee and approved by the Board of Directors of the Company, which targets may be adjusted for capital changes (E.G., stock splits, stock dividends, etc.) or due to circumstances materially affecting the EPS (E.G., acquisitions). Awards of cash and options are made based upon the Company's actual EPS as a percentage of the target EPS, which percentage will determine the percent of the Executive's base salary that will be awarded as a cash award and the number of options that will be awarded; provided, however, that (i) no awards will be made unless actual EPS is greater than at least 90% of the target EPS, and (ii) no additional awards will be granted for the amount by which actual EPS exceeds 115% of the target EPS.

STOCK-BASED COMPENSATION

         The Compensation Committee is also responsible for administering the Stock Plan and the Restated Plan. Option grants pursuant to such plans are intended to encourage performance that will result in appreciation of the market value of the Company's Common Stock. Stock options are generally awarded from time to time by the Compensation Committee based upon recommendations from the Chief Executive Officer. In making its determinations of option awards, the Compensation Committee considers the performance of the proposed optionee, the Company's financial performance during the relevant period and the number of options previously granted to the optionee.

         Throughout 1999, the Compensation Committee also awarded stock options under the Stock Plan to qualifying employees and independent sales representatives of the Company based on commissions earned on sales of the Company products during 1999. In doing so, the Compensation Committee rewarded these individuals for their efforts on behalf of the Company and offered them the opportunity to acquire an initial, or augment their existing, proprietary interest in the Company.

COMPENSATION OF THE COMPANY'S CHIEF EXECUTIVE OFFICER

         Since November 1999, John R. Kelley, Jr. has served as the Chief Executive Officer of the Company pursuant to an employment agreement with the Company. See "Executive Compensation -- Employment Agreements," above. During fiscal 1999, Mr. Kelley's total annual compensation was $150,000. The compensation paid to Mr. Kelley during 1999 was not based upon, and had no specific relation to, the performance of the Company's Common Stock during 1999. Until November 1999, Lou Weisbach served as the Chief Executive Officer of the Company pursuant to an employment agreement with the Company. See "Executive Compensation -- Employment Agreements," above. During fiscal

1999, Mr. Weisbach's total annual compensation was $500,000. The compensation paid to Mr. Weisbach during 1999 was not based upon, and had no specific relation to, the performance of the Company's Common Stock during 1999.

                                                  THE COMPENSATION COMMITTEE


                                                  Thomas Herskovits
                                                  Brian M. Hermelin

                                PERFORMANCE GRAPH


NOTE: THE STOCK PRICE PERFORMANCE SHOWN ON THE GRAPH BELOW IS NOT NECESSARILY
              INDICATIVE OF FUTURE PRICE PERFORMANCE.

         COMPARISON OF $100 INVESTED IN THE COMPANY'S COMMON STOCK, NYSE COMPOSITE INDEX AND THE COMPANY'S PUBLISHED LINE OF BUSINESS GROUP (1)

                                  NYSE STOCK MARKET  NYSE STOCKS--MISCELLANEOUS
          HA-LO Industries, Inc.     (US Companies)            Nondurable Goods
12/30/94                   100.0              100.0                       100.0
12/29/95                   473.1              135.6                       108.6
12/31/96                   793.3              164.4                       127.4
12/31/97                   750.0              218.4                       184.0
12/31/98                 1,085.3              262.0                       155.4
12/31/99                   324.5              287.2                       138.8

----------------------------------------------

(1) The above graph compares the performance of the Company's Common Stock with that of a broad equity market index, the New York Stock Exchange
         (NYSE) Market Index, and a published line-of-business index, NYSE stocks with SIC code 519 (miscellaneous nondurable goods). The Company's line of business is within this SIC code.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, certain information concerning the beneficial ownership of Common Stock by (i) all directors, (ii) each of the current or former executive officers named in the Summary Compensation Table above and (iii) all directors and current executive officers as a group. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned by that person.

                                       NUMBER OF SHARES
                                      BENEFICIALLY OWNED             APPROXIMATE
NAME AND ADDRESS(1)                    ON MARCH 31, 2000          PERCENT OF CLASS
-------------------                    -----------------          ----------------
John R. Kelley, Jr.................             827,492(2)                     1.7%

Lou Weisbach.......................           3,420,203(3)                     6.9%

                                       NUMBER OF SHARES
                                      BENEFICIALLY OWNED             APPROXIMATE
NAME AND ADDRESS(1)                    ON MARCH 31, 2000          PERCENT OF CLASS
-------------------                    -----------------          ----------------
Linden D. Nelson...................           3,121,926(4)                     6.3%

Seymour N. Okner...................             686,954(5)                     1.4%

Marshall J. Katz...................             457,272(6)                        *

Thomas Herskovits..................             126,346(7)                        *

Brian M. Hermelin..................             132,512(8)                        *

Michael J. Linderman...............              28,655(9)                        *

Gregory J. Kilrea..................             133,251(10)                       *

Jon Sloan..........................              20,130(11)                       *

Richard A. Magid...................             441,736(12)                       *

All Directors and Executive
        Officers, as a group
        (14 persons)...............           9,097,649                       17.8%

Merrill Lynch & Co., Inc...........           3,369,650(13)                    6.9%

--------------

* Less than one percent.

(1) The address of each executive officer and director of the Company is in care of the Company, 5980 West Touhy Avenue, Niles, Illinois 60714.

(2) Includes 20,834 shares subject to options held by Mr. Kelley that are exercisable on March 31, 2000 or within 60 days thereafter (the "Measurement Period").

(3) Includes 806,251 shares subject to options held by Mr. Weisbach that are exercisable during the Measurement Period, and 2,196,602 shares owned by the Lou Weisbach Revocable Trust. Excludes 127,500 shares held in trust for the benefit of Mr. Weisbach's wife and 76,780 shares held in trusts for the benefit of Mr. Weisbach's children, over which Mr. Weisbach has no sole or shared powers to vote or dispose.

(4) Includes 43,372 shares owned by Maple Lane Acquisition Limited Liability Company ("Maple Lane"), of which Mr. Nelson is the managing member; 131,250 shares owned by Mr. Nelson's wife; 78,300 shares held by a charitable foundation of which Mr. Nelson is President; and 485,739 shares subject to options exercisable during the Measurement Period. Excludes 262,500 shares held in trusts for the benefit of Mr. Nelson's children, over which Mr. Nelson has no voting or dispositive powers.

(5) Includes 47,500 shares subject to options held by Mr. Okner that are exercisable during the Measurement Period, 529,241 shares owned by the Seymour N. Okner Revocable Trust, 99,667 shares held by a charitable foundation of which Mr. Okner is the President, and 46 shares held by Mr. Okner's spouse. Excludes shares held in trusts for the benefit of two of Mr. Okner's children, over which Mr. Okner has no sole or shared powers to vote or dispose and in which Mr. Okner's spouse is a trustee.

(6) Includes 453,672 shares subject to options held by Mr. Katz that are exercisable during the Measurement Period.

(7) Includes 32,718 shares held jointly with Mr. Herskovits' wife; 11,250 shares owned by Mr. Herskovits' minor son; and 73,753 shares subject to options held by Mr. Herskovits that are exercisable during the Measurement Period.

(8) Includes 115,000 shares held by David and Doreen Hermelin, over which Brian Hermelin shares voting power; and 2,500 shares subject to options held by Mr. Hermelin that are exercisable during the Measurement Period.

(9) Includes 20,500 shares subject to options held by Mr. Linderman that are exercisable during the Measurement Period.

(10) Includes 133,251 shares subject to options held by Mr. Kilrea that are exercisable during the Measurement Period.

(11) Includes 19,850 shares subject to options held by Mr. Sloan that are exercisable during the Measurement Period.

(12) Includes 409,988 shares subject to options held by Mr. Magid that are exercisable during the Measurement Period.

(13) The following information is derived from the Schedule 13G filed with the SEC on February 4, 2000 by Merrill Lynch & Co., Inc. ("ML&Co.") (on behalf of Merrill Lynch Asset Management Group ("AMG")). ML&Co. is a parent holding company. AMG is an operating division of ML&Co. consisting of ML&Co.'s indirectly owned asset management subsidiaries. Certain of those subsidiaries hold shares of the Company's common stock, which subsidiaries are Merrill Lynch Asset Management, L.P. and Fund Asset Management, L.P. ML&Co.'s address is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During 1999, pursuant to two lease arrangements, Creative Concepts in Advertising, Inc. and related entities ("CCA") leased office space near Detroit, Michigan from 2100 E. Maple LLC ("E. Maple LLC"), a company controlled by Mr. Nelson and his spouse. Under these two leases with E. Maple LLC, CCA paid approximately $601,389 for rent and related expenses. The Company believes that the lease terms of the leases with Mr. Nelson and his affiliates, including the rental payments, were no less favorable to the Company than the terms the Company otherwise could obtain from unaffiliated third parties.

       During fiscal 1999, the Company paid approximately $1,306,388 to Motor City Creative LLC ("Motor City") for embroidery and other services rendered to the Company. Mr. Nelson indirectly owns a 49% interest in Motor City. The Company expects to pay at least such amount to Motor City for embroidery and other services to be rendered to the Company during fiscal 2000.

       As part of the Company's acquisition of CCA, in January 1997, CCA, Mr. Nelson and Maple Lane (an entity affiliated with Mr. Nelson) entered into (i) a real estate purchase agreement whereby CCA purchased from Maple Lane a parcel of undeveloped real property in Troy, Michigan (the "Troy Real
Estate") and (ii) a Real Property Put and Option Agreement whereby CCA would have the right to require Maple Lane to (1) repurchase the Troy Real Estate and (2) lease back the Troy Real Estate on agreed terms (the "Lease"). Mr. Nelson has guaranteed Maple Lane's obligation under these agreements. On January 5, 1999, CCA delivered a put notice to Maple Lane, thereby requiring Maple Lane to purchase the Troy Real Estate for an amount equal to approximately $9,600,000; the closing of the transaction occurred on June 30, 1999. The terms of the Lease provide for a triple net, five year term with two five year extensions at CCA's option, with lease payments equal to approximately $1,033,331 per year. Subsequent to the sale, the Company made lease payments of approximately $520,000 for the use of this property in 1999.

       Pursuant to a Consulting Agreement dated March 17, 1999, Marshall J. Katz, a director of the Company, provides advisory and consulting services to the Company, on a non-exclusive basis, with respect to acquisitions and business combinations. Mr. Katz's compensation for such services is contingent upon the successful completion of acquisitions for which he has rendered advice to the Company. During 1999, Mr. Katz received approximately $910,000 and was granted options to acquire 49,191 shares of Common Stock at the fair market value on date of grant in consideration for consulting services he rendered.

       During 1999, the Company billed Natural Golf and other entities associated with Thomas Herskovits, a director of the Company, a total of approximately $88,430 for promotional products sold. Mr. Herskovits serves as Chairman of the Board of and owns a 26% equity interest in Natural Golf.

       JR Katz Assoc., Inc., was retained by the Company as a broker representative for group insurance and as an advisor for retirement plans. Jordon R. Katz, a director of the Company until November 1999, serves as the President of JR Katz Assoc., Inc. During fiscal 1999, JR Katz Assoc., Inc. earned insurance commissions of $196,438 with respect to its work for the Company.

         The Company has entered into employment agreements with some of its executive officers. See "Executive Compensation - Employment and Change of Control Agreements."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: APRIL 28, 2000

         HA-LO INDUSTRIES, INC.
         Registrant

         By:      /s/ GREGORY J. KILREA
                  ------------------------------------
                  Gregory J. Kilrea
                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2000:

         Signature                          Title
         ---------                          -----

/s/ JOHN R. KELLEY JR.                      Director, President and Chief
    ------------------------------          Executive Officer
    John R. Kelley Jr.


/s/ LOU WEISBACH                            Chairman of the Board of Directors
    ------------------------------
    Lou Weisbach


/s/ LINDEN D. NELSON                        Vice Chairman of the Board of
    ------------------------------          Directors
    Linden D. Nelson


/s/ THOMAS HERSKOVITS                       Director
    ----------------------------------
    Thomas Herskovits


/s/ MARSHALL J. KATZ                        Director
    -------------------------------
    Marshall J. Katz


/s/ SEYMOUR N. OKNER                        Director
    --------------------------------
    Seymour N. Okner


/s/ BRIAN HERMELIN                          Director
    --------------------------------
    Brian Hermelin