Form 10-Q
period 2000-03-31
HA LO INDUSTRIES INC
filed 2000-05-15
CIK 891285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ______to______

                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Illinois                              36-3573412
               --------                              ----------
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

As of May 12, 2000, the registrant had an aggregate of 63,729,674 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                      INDEX


Part I.      FINANCIAL INFORMATION                                         Page
                                                                          Number
                                                                          ------
             Item 1. Financial Statements

             Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999......................     2

             Consolidated Statements of Operations for the three months
             ended March 31, 2000 and 1999.............................     3

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999.............................     4

             Notes to Financial Statements.............................     5

             Item 2. Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations.........................     9

PART II      OTHER INFORMATION

             Item 4. Submission of Matters to a Vote
                     of Security Holders..............................     12

             Item 6. Exhibits and Reports on Form 8-K.................     12

Signatures............................................................     13

PART 1. FINANCIAL INFORMATION


                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                          March 31, December 31,
(in thousands, except share amounts)                        2000         1999
                                                        ----------    ----------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  17,672    $  10,729
  Receivables                                              148,887      178,712
  Inventories                                               40,824       37,746
  Prepaid expenses & deposits                               15,973       17,406
                                                         ---------    ---------
     Total current assets                                  223,356      244,593
                                                         ---------    ---------

PROPERTY AND EQUIPMENT, net                                 39,228       37,003
                                                         ---------    ---------

OTHER ASSETS:
  Intangible assets, net                                    76,342       77,111
  Other                                                     36,738       21,596
                                                         ---------    ---------
     Total other assets                                     98,080       98,707
                                                         ---------    ---------
                                                         $ 375,664    $ 380,303
                                                         =========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                   $     799    $     984
  Book overdraft                                             4,562        3,177
  Customer deposits                                          5,712        6,975
  Accounts payable                                          58,094       58,729
  Accrued expenses                                          19,435       31,590
  Reserve for restructuring                                  3,041        3,771
                                                         ---------    ---------
    Total current liabilities                               91,643      105,226
                                                         ---------    ---------

LONG-TERM DEBT                                              33,500       21,230
RESERVE FOR RESTRUCTURING                                   11,863       11,863
DEFERRED LIABILITIES                                         5,540        5,438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000
  shares authorized and none issued                           --           --
Common stock, no par value; 100,000,000
  shares authorized and 48,867,205 issued
  and outstanding in 2000 and 48,515,862 in 1999           215,123      214,060
Other                                                       (1,356)      (1,488)
Accumulated other comprehensive loss                        (2,269)      (2,259)
Retained earnings                                           21,620       26,233
                                                         ---------    ---------
  Total shareholders' equity                               233,118      236,546
                                                         ---------    ---------
                                                         $ 375,664    $ 380,303
                                                         =========    =========

      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                          Three Months Ended
                                                    ----------------------------
                                                     March 31,         March 31,
(in thousands, except per share amounts)               2000              1999
                                                    -----------       ----------
NET SALES:
   Products                                          $ 120,946        $ 119,503
   Services                                             40,252           37,464
                                                     ---------        ---------
       Net Sales                                       161,198          156,967

COST OF SALES:
   Products                                             82,370           77,627
   Services                                             27,915           24,621
                                                     ---------        ---------
       Cost of Sales                                   110,285          102,248

  Gross profit                                          50,913           54,719

SELLING EXPENSES                                        23,730           20,697
GENERAL AND ADMINISTRATIVE EXPENSES                     34,211           27,310
                                                     ---------        ---------

  Income from operations                                (7,028)           6,712

INTEREST EXPENSE                                          (892)          (1,092)
INTEREST INCOME                                            232            1,379

                                                     ---------        ---------
  Income (loss) before taxes                            (7,688)           6,999

PROVISION (BENEFIT) FOR TAXES                           (3,075)           2,800
                                                     ---------        ---------
NET INCOME (LOSS) FOR THE PERIOD                     $  (4,613)       $   4,199
                                                     =========        =========
EARNINGS PER SHARE:
  Basic                                              $   (0.09)       $    0.09
  Diluted                                            $   (0.09)       $    0.09
                                                     =========        =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                 48,867           48,457
  Diluted                                               48,867           49,171
                                                     =========        =========

        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                           March 31,   March 31,
(in thousands)                                                2000       1999
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                  $ (4,613)   $  4,199
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                                 4,076       2,887
Increase in cash surrender value                               (128)        170
Increase (decrease) in deferred liabilities - other              (5)        148
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                29,825      12,518
  Inventories                                                (3,078)       (285)
  Prepaid expenses and deposits                               1,425      (2,029)
  Accounts payable, accrued expenses and
    due to related parties                                  (13,845)    (18,447)
                                                           --------    --------
  Net cash provided (used) by operating activities           13,657        (839)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (3,660)     (4,854)
Decrease (increase) in short-term investments                  --        36,906
Decrease (increase) in other assets                            (117)     (1,199)
Cash paid for acquisitions, net of cash acquired             (1,522)    (26,259)
                                                           --------    --------
  Net cash provided (used) for investing activities          (5,299)      4,594
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on long-term debt                     (32)     (1,768)
Net borrowings (payments) under line of credit               12,117         112
Advances to related party                                   (15,000)       --
Increase (decrease) in book overdraft                         1,385       2,884
Net proceeds from issuance of common stock                      125       2,685
                                                           --------    --------
  Net cash provided by financing activities                  (1,405)      3,913
                                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                     (10)     (2,438)
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               6,943       5,230

CASH AND EQUIVALENTS, beginning of period                    10,729       7,276
                                                           --------    --------
CASH AND EQUIVALENTS, end of period                        $ 17,672    $ 12,506
                                                           ========    ========

        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1999 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

During the first three months of 2000, options to acquire an aggregate of 742,172 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $6.88 to $12.19 per share. Additionally, 39,245 options were exercised during the same period at prices ranging from $1.87 to $9.11 per share.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.


(in thousands, except per share amounts)            THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2000           1999
                                                    -----------     ------------
Net income available to common
   shareholders' (A)                                $ (4,163)       $  4,199
                                                    ========        ========
Average outstanding:
    Common stock (B)                                  48,667          48,457
Effect of stock options and warrants                       -             714
                                                    --------        --------
Common stock and common stock
    equivalents (C)                                   48,667          49,171
                                                    ========        ========

Earnings per share:
    Basic (A/B)                                     $  (0.09)       $   0.09
                                                    ========        ========
    Diluted (A/C)                                   $  (0.09)       $   0.09
                                                    ========        ========

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the three months ended March 31, 2000 and 1999 includes the following:


(in thousands)                                                  2000     1999
                                                                ----     ----
Issuance of common shares in connection
  with business acquisitions, net                             $   853   $ 9,787

Payments accrued and liabilities assumed in
  connection with business acquisitions                       $   218   $14,725

Recognition of tax benefits from options and
  restricted stock                                            $    84   $   872


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the first quarter of 2000, the director earned approximately $200,000 and was granted 21,971 options at fair market value under this agreement.

NOTE 5: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:


                                                    Three months ended March 31,
(in thousands)                                       2000                 1999
                                                    ----------------------------
Net Sales:
--------------------------------------------------------------------------------
Promotional products                               $ 120,946            $119,503
Marketing services                                    40,252              37,464
--------------------------------------------------------------------------------
  Total                                            $ 161,198           $156,967
================================================================================

Operating income:
--------------------------------------------------------------------------------
Promotional products                               $ (5,884)           $  5,541
Marketing services                                   (1,144)              1,171
--------------------------------------------------------------------------------
 Total consolidated                                $ (7,028)           $  6,712
================================================================================

NOTE 6: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three month periods ending March 31, 2000 and 1999 is as follows:


                                                            Three months ended
                                                           ---------------------
                                                            March 31,  March 31,
(in thousands)                                                2000        1999
                                                            ---------  ---------
Net income                                                  $(4,613)    $ 4,199

Other comprehensive loss, net of taxes                           (6)     (1,463)
                                                            -------     -------

Comprehensive income                                        $(4,619)    $ 2,736
                                                            =======     =======


NOTE 7: RESTRUCTURING AND OTHER CHARGES:

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

During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. As of March 31, 2000, approximately 50 of the anticipated employee terminations have occurred. The Company anticipates the restructuring will be completed by September 30, 2000.


(in thousands)                               12/31/99                    3/31/00
                                             Accrual        Utilized     Accrual
                                             -------        --------     -------
Facility consolidation                       $12,795       $   191       $12,604
Asset write-downs                                  -             -             -
Severance and termination costs                2,579           504         2,075
Other charges                                    260            35           225
                                             -------       -------       -------
  Total                                      $15,634       $   730       $14,904
                                             =======       =======       =======

Asset write-downs are the result of consolidating the operations of various promotional product operations. These asset write-downs relate to duplicate computer systems and warehouse systems that will not be used due to the consolidation. The entire accrual for inventory write-downs (approximately $2.7 million) was written off prior to December 31, 1999 and was classified as a component of cost of sales, for the cancellation of certain promotional programs and exiting certain lines of business.

The other charges captioned above primarily relate to sample products utilized by the sales force. These long-term assets were previously capitalized when purchased and amortized over six years. The restructuring plan includes a sales force reduction. In conjunction with the implementation of the sales force reduction, the company changed its policy to provide that ownership of the sample products would revert to the sales force. Accordingly, the unamortized balance of sample products is being written off as part of the restructuring charge.

NOTE 8- SUBSEQUENT EVENT

On May 3,2000, the shareholders of the Company approved the acquisition of Starbelly.com, a privately held e-commerce provider of branded merchandise for approximately $19 million of cash and 17 million shares of the Company's common and 5.1 million shares of convertible preferred stock (including shares of common and preferred stock underlying assumed stock options). Terms of the acquisition are disclosed in the Form 8-K filed on May 12, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales for the first quarter of 2000 increased 2.7% to $161.2 million compared to $157.0 million in the corresponding quarter of 1999. Sales generated by the promotional products and marketing services segments increased 1.2% and 7.5%, respectively over the prior year.

Gross profit decreased to 31.6% of net sales ($50.9 million) in the first quarter of 2000 from 34.9% of net sales ($54.7 million) in the first quarter of 1999. The decrease was primarily due to a change in the sales mix of products sold in the promotional products business segment. The first quarter of 1999 included certain high margin consumer premium sales which did not recur in 2000.

Selling expenses as a percentage of net sales increased to 14.7% in the first quarter of 2000 ($23.7 million) compared to 13.2% in the first quarter of 1999 ($20.7 million). The increase as a percentage is due primarily to the change in the promotional products business mix as mentioned above as such consumer premium sales are not subject to the Company's standard sales commissions.

General and administrative expenses as a percentage of net sales were 21.2% in the first quarter of 2000 ($34.2 million) compared to 17.4% in the first quarter of 1999 ($27.3 million). The increase in the percentage is due to infrastructure investments, primarily personnel, required to support the growth of the marketing services businesses.

The Company incurred an operating loss of $7.0 million in 2000 compared to operating income of $6.7 million in 1999. The decreased operating performance is primarily due to the change in the promotional products sales mix and the infrastructure investments in the marketing services business segment.

In the first quarter of 2000 the Company had net interest expense of $660,000 compared to net interest income of $287,000 in the first quarter of 1999. The change is primarily due to the increase of outstanding borrowings required to fund the working capital of the business and infrastructure investments as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company refinanced its unsecured revolving line of credit with a secured revolving credit facility ("Revolver") totaling $80 million. The facility allows for available borrowings based on a calculation related to the domestic accounts receivable balance of the Company. The facility bears interest at either a range of prime plus .20% to .85% or LIBOR plus a range between 1.25% and 2.35% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage, and interest coverage.

Additionally, in the first quarter of 2000, the Company advanced $15 million to Starbelly.com, Inc., a related party. The amount of the advance is reflected in other assets in the accompanying balance sheet.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of March 31, 2000, the Company's working capital was $147.3 million compared to $139.4 million at December 31, 1999. Capital expenditures for property and equipment were approximately $3.7 million for the first three months of 2000, and management expects capital expenditures to be approximately $25 million for the full year of 2000, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, expected costs to be incurred in relation to Year 2000 issues and HA-LO'S anticipated profitability in 2000 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products, marketing services and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1999 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

              2.1 Restated Articles of Incorporation of the Company including amendments thereto.

              2.2   Amended and Restated By-Laws of the Company.

              4.1 Certificate of Designation Establishing the Company's Series A Convertible Participating Preferred Stock.

             27.0 - Financial Data Schedule for the three month period ended March 31, 2000

(b)      Reports on Form 8-K

             The Company filed a report on Form 8-K on January 21, 2000 with respect to the proposed acquisition of Starbelly.com, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HA-LO INDUSTRIES, INC.


Dated: May 15, 2000                         /s/ GREGORY J. KILREA
                                            ---------------------
                                            Gregory J. Kilrea
                                            Duly Authorized Officer
                                            and Chief Financial Officer