Form 10-Q
period 2000-06-30
HA LO INDUSTRIES INC
filed 2000-08-14
CIK 891285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2000 or

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

As of August 9, 2000, the registrant had an aggregate of 64,090,284 shares of its common stock outstanding.

                     HA-LO INDUSTRIES, INC.
                              INDEX


                                                                                Page Number
                                                                                -----------
Part I.        FINANCIAL INFORMATION

               Item 1. Financial Statements.

               Consolidated Balance Sheets as of June 30, 2000 and December
               31, 1999.                                                              2

               Consolidated Statements of Operations for the three months
               and six months ended June 30, 2000 and 1999.                           3

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 1999.                                          4

               Notes to Financial Statements.                                         5

               Item 2. Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations.                                     9

PART II.       OTHER INFORMATION

               Item 4. Submission of Matters to a Vote                                11
                       of Security Holders.

               Item 6. Exhibits and Reports on Form 8-K.                              11

Signatures                                                                            12


PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                          June 30,              December 31,
(in thousands, except share amounts)                        2000                    1999
                                                       ----------------       -----------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   8,668               $  10,729
  Receivables                                                  161,543                 178,712
  Inventories                                                   40,918                  37,746
  Prepaid expenses & deposits                                   17,477                  17,406
                                                       ----------------       -----------------
     Total current assets                                      228,606                 244,593
                                                       ----------------       -----------------

PROPERTY AND EQUIPMENT, net                                     45,244                  37,003
                                                       ----------------       -----------------

OTHER ASSETS:
  Intangible assets, net                                       294,048                  77,111
  Other                                                         22,172                  21,596
                                                       ----------------       -----------------
     Total other assets                                        316,220                  98,707
                                                       ----------------       -----------------
                                                             $ 590,070               $ 380,303
                                                       ================       =================

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $ 208                   $ 984
  Book overdraft                                                 3,502                   3,177
  Customer deposits                                              9,423                   6,975
  Accounts payable                                              60,945                  58,729
  Accrued expenses                                              22,411                  31,590
  Reserve for restructuring                                      2,695                   3,771
                                                       ----------------       -----------------
    Total current liabilities                                   99,184                 105,226
                                                       ----------------       -----------------

LONG-TERM DEBT                                                  56,560                  21,230
RESERVE FOR RESTRUCTURING                                       11,863                  11,863
DEFERRED LIABILITIES                                             5,180                   5,438

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK:
  no par value; 10,000,000 authorized
  and 4,866,069 issued, net of unamortized discount             45,657                       -

SHAREHOLDERS' EQUITY:
Common stock, no par value; 100,000,000
  shares authorized and 63,854,425 issued
  and outstanding in 2000 and 48,724,790 in 1999               364,394                 214,060
Other                                                           (1,295)                 (1,488)
Accumulated other comprehensive loss                            (1,415)                 (2,259)
Retained earnings                                                9,942                  26,233
                                                       ----------------       -----------------
  Total shareholders' equity                                   371,626                 236,546
                                                       ----------------       -----------------
                                                             $ 590,070               $ 380,303
                                                       ================       =================


      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        Three Months Ended                           Six Months Ended
                                             ------------------------------------------    --------------------------------------
                                                  June 30,              June 30,               June 30,            June 30,
(in thousands, except per share amounts)            2000                  1999                   2000                1999
                                             -------------------   --------------------    -----------------  -------------------
NET SALES:
   Products                                           $ 126,734              $ 120,220            $ 247,680            $ 242,723
   Services                                              50,736                 40,092            $  90,988               74,555
                                             -------------------   --------------------    -----------------  -------------------
       Net Sales                                        177,470                160,312            $ 338,668            $ 317,278

COST OF SALES:
   Products                                              85,600                 80,639              167,969              161,264
   Services                                              31,334                 24,548               59,250               46,170
                                             -------------------   --------------------    -----------------  -------------------
       Cost of Sales                                    116,934                105,187              227,219              207,434

  Gross profit                                           60,536                 55,125              111,449              109,844

SELLING EXPENSES                                         25,206                 24,257               48,936               44,955
GENERAL AND ADMINISTRATIVE EXPENSES                      47,885                 29,439               82,096               56,748
                                             -------------------   --------------------    -----------------  -------------------

  Income from operations                                (12,555)                 1,429              (19,583)               8,141

INTEREST EXPENSE                                         (1,257)                  (415)              (1,764)              (1,507)
INTEREST INCOME                                             576                    407                  423                1,786

                                             -------------------   --------------------    -----------------  -------------------
  Income (loss) before taxes                            (13,236)                 1,421              (20,924)               8,420

PROVISION (BENEFIT) FOR TAXES                            (2,159)                   568               (5,234)               3,368
                                             -------------------   --------------------    -----------------  -------------------
NET INCOME (LOSS) FOR THE PERIOD                      $ (11,077)             $     853            $ (15,690)           $   5,052
                                             ===================   ====================    =================  ===================

ACCRETION TO REDEMPTION VALUE OF
PREFERRED STOCK                                       $    (601)             $       -            $    (601)           $       -

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                          $ (11,678)             $     853            $ (16,291)           $   5,052

EARNINGS PER SHARE:
  Basic                                               $   (0.20)             $    0.02            $   (0.30)           $    0.10
  Diluted                                             $   (0.20)             $    0.02            $   (0.30)           $    0.10
                                             ===================   ====================    =================  ===================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                  57,202                 48,534               53,717               48,496
  Diluted                                                57,202                 49,090               53,717               49,131
                                             ===================   ====================    =================  ===================


        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      June 30,         June 30,
(in thousands)                                                         2000              1999
                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                                              $ (16,291)         $  5,052
Adjustments to reconcile net income to net
    cash used for operating activities-
Depreciation and amortization                                             17,085             6,640
Increase in cash surrender value                                            (258)             (135)
Increase (decrease) in deferred liabilities - other                         (476)              483
(Gain)/Loss on disposal of property and equipment                           (324)               50
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                             17,865            13,446
  Inventories                                                             (3,115)             (115)
  Prepaid expenses and deposits                                               39            (1,363)
  Accounts payable, accrued expenses and
    due to related parties                                               (30,955)          (21,844)
                                                                  ---------------   ---------------
  Net cash provided (used) by operating activities                       (16,430)            2,214
                                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (9,161)           (8,833)
Proceeds on sale of property and equipment                                   324             9,374
Decrease in short-term investments                                           984            48,210
Increase in other assets                                                    (893)           (2,546)
Cash paid for acquisitions, net of cash acquired                         (11,789)          (35,804)
                                                                  ---------------   ---------------
  Net cash provided (used) for investing activities                      (20,535)           10,401
                                                                  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) on long-term debt                                          (2,537)           (4,261)
Net borrowings under line of credit                                       35,979            10,006
Increase (decrease) in book overdraft                                        325              (232)
Net proceeds from issuance of common stock                                   292             3,964
                                                                  ---------------   ---------------
  Net cash provided by financing activities                               34,059             9,477
                                                                  ---------------   ---------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                                  845            (1,226)
                                                                  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (2,061)           20,866

CASH AND EQUIVALENTS, beginning of period                                 10,729             7,276
                                                                  ---------------   ---------------
CASH AND EQUIVALENTS, end of period                                    $   8,668          $ 28,142
                                                                  ===============   ===============


        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1999 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

During the first six months of 2000, options to acquire an aggregate of 2,331,547 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $4.50 to $12.19 per share. Additionally, 163,996 options were exercised during the same period at prices ranging from $1.33 to $9.11 per share.

In connection with the acquisition of Starbelly.com (see Note 5), the Company issued or reserved for issuance upon the exercise of stock options 17 million shares of common stock and 5.1 million shares of convertible preferred stock. The convertible preferred stock contains an option that allows the holders of preferred stock to "put" the shares to the Company for a price of $10 per share. The option is exercisable only in May, 2001. The preferred stock is reflected at the net present value of the "put" on the accompanying balance sheet.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding convertible preferred stock, stock options and warrants using the "treasury stock" method.


                                        Three months ended June 30,     Six months ended June 30,
(in thousands,                          ---------------------------     -------------------------
 except per share amounts)                       2000          1999            2000          1999
                                                 ----          ----            ----          ----
Net income available to common
     shareholders'(A)                        $(11,678)        $ 853         $(16,291)      $ 5,052
                                             =========        =====         =========      =======
Average outstanding:
    Common stock (B)                           57,202        48,534           53,717        48,496
Effect of stock options and warrants              -             556              -             635
                                                                ---                            ---
Common stock and common stock
    equivalents (C)                            57,202        49,090           53,717        49,131
                                               ======        ======           ======        ======
Earnings per share:
    Basic (A/B)                                $(0.20)       $ 0.02           $(0.30)       $ 0.10
                                               =======       ======           =======       ======
    Diluted (A/C)                              $(0.20)       $ 0.02           $(0.30)       $ 0.10
                                               =======       ======           =======       ======


NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the six months ended June 30, 2000 and 1999 includes the following:


(in thousands)                                                               2000               1999
                                                                             ----               ----
Issuance of common shares in connection with
    business acquisitions, net                                           $149,956           $  9,787

Issuance of preferred shares in connection with
    business acquisitions, net                                           $ 45,657           $     -

Payments accrued and liabilities assumed in
    connection with business acquisitions                                $  6,597           $ 14,725

Recognition of tax benefits from options and
    restricted stock                                                     $     86           $    872


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the second quarter of 2000, the director earned approximately $200,000 and was granted 100,000 options at fair market value under this agreement.

In the second quarter of 2000 the company made lease payments of $50,000 to an entity which is owned by the co-founders of Starbelly.com and current members of the Board of Directors. These payments related to the rent on the office and warehouse facility occupied by the Starbelly.com operations.

NOTE 5: BUSINESS COMBINATIONS:

In May, 2000, the Company completed the acquisition of Starbelly.com, a privately held e-commerce provider of branded merchandise. Terms of the acquisition were disclosed in the Form 8-K filed on May, 12, 2000. The purchase price includes $19 million in cash, common stock and underlying common stock options valued at $169.7 million, and preferred stock valued at $45.0 million. Goodwill of approximately $226 million was recorded related to the transaction. This amount is being amortized over a 5 year period.

In connection with the transaction, Starbelly's two co-founders entered into employment contracts with the company. These agreements provide for a return of common shares issued in the acquisition if the contract terms are not fulfilled. Therefore approximately $23 million of the common stock consideration has been assigned to the contract and is being amortized over their 3 year term.

NOTE 6: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:


                                          Three months ended June 30,        Six months ended June 30,
(in thousands)                              2000            1999              2000            1999
                                       -----------------------------------------------------------------
Net Sales:
--------------------------------------------------------------------------------------------------------
Branded solutions/products                $ 126,734      $ 120,220          $ 247,680       $ 242,723
Marketing services                           50,736         40,092             90,988         74,555
--------------------------------------------------------------------------------------------------------
  Total                                   $ 177,470      $ 160,312          $ 338,668       $ 317,278
========================================================================================================

Operating income:
--------------------------------------------------------------------------------------------------------
Branded solutions/products                $ (17,173)     $ (2,228)          $ (23,057)      $   1,168
Marketing services                            4,618         3,657               3,474           6,973
--------------------------------------------------------------------------------------------------------
 Total                                    $ (12,555)     $  1,429           $ (19,583)      $   8,141
========================================================================================================


NOTE 7: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the three and six month periods ending June 30, 2000 and 1999 is as follows:


                                      Three months ended                     Six months ended
 (in thousands)                            June 30,                             June 30,
                                ----------------------------         -----------------------------
                                     2000            1999                  2000            1999
                                     ----            ----                  ----            ----
Net income(loss)                 $(11,678)        $    853            $ (16,291)       $   5,052

Other comprehensive gain (loss),
net of taxes                          512              727                  507             (736)
                                 ---------        ---------           ---------        ----------

Comprehensive income (loss)      $(11,166)        $  1,580            $ (15,784)       $   4,316
                                 =========        =========           ==========       ==========


NOTE 8: RESTRUCTURING AND OTHER CHARGES:

In July 1999, the Company adopted a plan to restructure its promotional product operations and to a lesser extent its marketing services divisions. The focus of the restructuring is to centralize back office functions, consolidate distribution capabilities and information systems and streamline the management reporting structure. The restructuring will result in the elimination of approximately 200 positions and the consolidation and closing of over 20 offices/warehouses.

During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. As of June 30, 2000, approximately 50 of the anticipated employee terminations have occurred. The Company anticipates the restructuring will be completed by the first quarter of 2001.

The table below summarizes the reserve at December, 1999, current year charges, and the reserve balance at June, 2000.


(in thousands)                          12/31/99                        6/30/00
                                         Accrual        Utilized        Accrual
                                         -------        --------        -------
Facility consolidation                  $ 12,795          $ 200         $12,595
Severance and termination costs            2,579            743           1,836
Other charges                                260            133             127
                                        --------        --------        -------



  Total                                 $ 15,634        $ 1,076         $14,558
                                        ========        ========        =======


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales for the second quarter of 2000 increased about 11% to $177.5 million compared to $160.3 million in the corresponding quarter of 1999. Sales generated by branded solutions and marketing services increased 5.4%, and 26.5% respectively over the prior year. Second quarter internal revenue growth for marketing services was driven by Upshot( up 50% to $18.6 million).

Gross profit decreased to 34.1% of net sales ($60.5 million) in the second quarter of 2000 from 34.4% of net sales ($55.1 million) in the second quarter of 1999. The decrease was primarily due to a change in the sales mix in the branded solutions business segment. The second quarter of 1999 included certain high margin consumer premium sales that did not recur in 2000.

Selling expenses as a percentage of net sales decreased to 14.2% in the second quarter of 2000 ($25.2 million) compared to 15.1% in the second quarter of 1999 ($24.3 million). The decrease as a percentage is primarily due to the revenue mix toward the marketing services segment this year compared to last. The marketing services business segment does not have the same selling expense component, primarily commissions, as the branded solutions business segment.

General and administrative expenses as a percentage of net sales were 27.0% in the second quarter of 2000 ($47.9 million) compared to 18.4% in the second quarter of 1999 ($29.4 million). The increase primarily relates to the amortization of consideration issued in the Starbelly.com acquisition ($8.8 million), additional payroll and benefits of Starbelly.com employees, and a one time consulting fee incurred to develop the technology platform. General and administrative expenses in the marketing services segment increased $3.0 million in the second quarter of 2000 compared to the same period in 1999. This amount primarily relates to payroll and benefits for increased employees necessary to support the revenue growth and resulting increases in occupancy costs.

The Company incurred an operating loss of $12.5 million in 2000 compared to operating income of $1.4 million in 1999. The decreased operating performance is primarily related to the integration efforts related to the Starbelly acquisition and to a lesser degree, the branded solutions sales mix and margins in 2000 vs. 1999.

In the second quarter of 2000 the Company had net interest expense of $681,000 compared to $8,000 in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales for the first six months of 2000 increased 7% to $338.7 million compared to $317.3 million in the corresponding period of 1999. Sales generated by branded solutions and marketing services increased 2.0% and 22.0% respectively over the prior year. The majority of the increase was due to internal growth within the business segments.

Gross profit decreased to 32.9% of net sales ($111.5 million) in the first six months of 2000 from 34.6% of net sales ($109.8 million) the corresponding period of 1999. The decrease relates to a change in the revenue mix in the branded solutions business segment. The first quarter of 1999 included certain higher margin, consumer premium sales, which did not recur in 2000.

Selling expenses as a percentage of net sales increased to 14.4% in the first six months of 2000 ($48.9 million) compared to 14.2% in the corresponding period of 1999 ($45.0 million). The percentages remained relatively constant due to the mix in revenue between business segments.

General and administrative expenses as a percentage of net sales were 24.2% in the first six months of 2000 ($82.1 million) compared to 17.9% in the corresponding period of 1999 ($56.7 million). The increase in the percentage and the overall G&A dollars primarily relates to the Starbelly acquisition as noted above.

The Company incurred an operating loss of $19.6 million in 2000 compared to operating income of $8.1 million in 1999. The decreased operating performance is primarily related to the integration efforts related to the Starbelly acquisition and to a lesser degree, the branded solutions sales mix and margins in 2000 vs. 1999.

In the first six months of 2000 the Company had net interest expense of $1,341,000 compared to $279,000 of net interest income in the corresponding period of 1999. The increase in interest expense resulted from larger borrowings required to fund the Starbelly.com acquisition and the related integration efforts.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company refinanced its unsecured revolving line of credit with a secured revolving credit facility ("Revolver") totaling $80 million. The facility allows for available borrowings based on a calculation related to the domestic accounts receivable balance of the Company. The facility bears interest at either a range of prime plus .20% to .85% or LIBOR plus a range between 1.25% and 2.35% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage and interest coverage.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of June 30, 2000, the Company's working capital was $129.4 million compared to $139.4 million at December 31, 1999. Capital expenditures for property and equipment were approximately $9.2 million for the first six months of 2000, and management expects capital expenditures to be approximately $25 million for the full year of 2000, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, HA-LO's anticipated profitability in 2000 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements:
The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of promotional products. The promotional products, marketing services and telemarketing industries are very competitive. The

Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1999 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of shareholders of the Company on May 3, 2000, a proposal to approve the merger of Starbelly.com with a wholly owned subsidiary of the Company, including (a) the issuance of 17 million shares of common stock, (b) the amendment of the Company's articles of incorporation to permit the issuance of 5.1 million shares of convertible preferred stock in the merger and upon exercise of assumed options, and (c) the reservation of
5.1 million shares of common stock for issuance upon conversion of the convertible preferred stock, was approved with 31,784,363 shares cast for, 337,810 shares against and 28,627 abstaining.

      A proposal to approve a new stock option plan under which the Company assumed Starbelly.com's stock option plan and the options outstanding thereunder, was approved with 27,302,843 shares cast for, 4,816,356 shares against and 31,604 abstaining.

      A proposal to approve an amendment to the Company's articles of incorporation to increase the number of shares of common stock and preferred stock the Company is authorized to issue to 250 million and 20 million, respectively, was approved with 26,038,172 shares cast for, 6,065,924 shares against and 46,704 shares abstaining.

      A proposal to approve an amendment to the Company's articles of incorporation to authorize the board of directors to provide for the future issuance of preferred stock without shareholder approval was approved with 28,695,556 shares cast for, 3,398,408 shares against and 56,836 shares abstaining.

      A proposal to approve any proposal by the board of directors to postpone or adjourn the meeting was approved with 27,977,481 shares cast for, 3,946,054 shares against and 227,265 shares abstaining.

      A proposal to permit the persons named in the proxy to vote, in their discretion, upon matters properly coming before the meeting was approved with 26,682,987 shares cast for, 5,114,511 shares against and 353,302 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  10.1 - Revolving Credit Agreement, dated as of March 31,
                         2000, among the Company, Comerica Bank and LaSalle Bank National Association.

                  27.0 - Financial Data Schedule for the six month period
                         ended June 30, 2000

(b)      Reports on Form 8-K

                  The Company filed reports on Form 8-K on January 21, 2000 and May 12, 2000 with respect to the acquisition of Starbelly.com, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HA-LO INDUSTRIES, INC.


Dated: August 14, 2000                    /s/ GREGORY J. KILREA
                                          ---------------------
                                          Gregory J. Kilrea
                                          Duly Authorized Officer
                                       and Chief Financial Officer