Form 10-Q
period 2000-09-30
HA LO INDUSTRIES INC
filed 2000-11-13
CIK 891285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30,2000 or

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ______to______

                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   36-3573412
                       (IRS Employer Identification No.)

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

As of November 1, 2000, the registrant had an aggregate of 66,537,231 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                      INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------

Part I.                FINANCIAL INFORMATION

                       Item 1. Financial Statements.

                       Consolidated Balance Sheets as of September 30, 2000 and
                       December 31, 1999.                                                      2

                       Consolidated Statements of Operations for the periods
                       ended September 30, 2000 and 1999.                                      3

                       Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 2000 and 1999.                                      4

                       Notes to Financial Statements.                                          5

                       Item 2. Management's Discussion and
                               Analysis of Financial Condition
                               and Results of Operations.                                      9

PART II.               OTHER INFORMATION

                       Item 4. Submission of Matters to a Vote                                12
                               of Security Holders.

                       Item 6. Exhibits and Reports on Form 8-K.                              13

Signatures                                                                                    14



 PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                   September 30,  December 31,
(in thousands, except share amounts)                   2000            1999
                                                  --------------  --------------

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  12,090    $  10,729
  Receivables                                           159,103      178,712
  Inventories                                            38,201       37,746
  Prepaid expenses & deposits                            20,060       17,406
                                                      ---------    ---------
     Total current assets                               229,454      244,593
                                                      ---------    ---------

 PROPERTY AND EQUIPMENT, net                             53,807       37,003
                                                      ---------    ---------

OTHER ASSETS:
  Intangible assets, net                                291,757       77,111
  Other                                                  21,834       21,596
                                                      ---------    ---------
     Total other assets                                 313,591       98,707
                                                      ---------    ---------
                                                      $ 596,852    $ 380,303
                                                      =========    =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                $     207    $     984
  Book overdraft                                         14,656        3,177
  Customer deposits                                       8,711        6,975
  Accounts payable                                       61,357       58,729
  Accrued expenses                                       10,652       31,590
  Reserve for restructuring                               2,695        3,771
                                                      ---------    ---------
    Total current liabilities                            98,278      105,226
                                                      ---------    ---------

LONG-TERM DEBT                                           67,700       21,230
RESERVE FOR RESTRUCTURING                                11,863       11,863
DEFERRED LIABILITIES                                      5,467        5,438

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK:
  no par value; 10,000,000 authorized
  and 4,866,069 issued, net of unamortized discount      46,558         --

SHAREHOLDERS' EQUITY:
Common stock, no par value; 100,000,000
shares authorized and 66,289,000 issued
and outstanding in 2000 and 48,724,790 in 1999          377,364      214,060
Other                                                    (1,236)      (1,488)
Accumulated other comprehensive loss                     (1,508)      (2,259)
Retained earnings (Deficit)                              (7,634)      26,233
                                                      ---------    ---------
  Total shareholders' equity                            366,986      236,546
                                                      ---------    ---------
                                                      $ 596,852    $ 380,303
                                                      =========    =========

      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                        Three Months Ended                         Nine Months Ended
                                             -----------------------------------------    -------------------------------------
                                                     September 30,         September 30,       September 30,       September 30,
(in thousands, except per share amounts)                 2000                 1999                 2000               1999
                                             -------------------  --------------------    -----------------  ------------------

NET SALES:
   Products                                           $ 127,641             $ 112,782            $ 375,321           $ 352,505
   Services                                              47,535                34,524              138,523             112,079
                                             -------------------  --------------------    -----------------  ------------------
      Net Sales                                         175,176               147,306              513,844             464,584

COST OF SALES:
   Products                                              87,325                79,787              255,294             238,052
   Services                                              29,208                21,603               88,458              70,772
                                             -------------------  --------------------    -----------------  ------------------
       Cost of Sales                                    116,533               101,390              343,752             308,824

  Gross profit                                           58,643                45,916              170,092             155,760

SELLING EXPENSES                                         24,159                21,721               73,095              66,676
GENERAL AND ADMINISTRATIVE EXPENSES                      51,554                31,370              133,650              88,118
NON-RECURRING CHARGES:
  RESTRUCTURING AND OTHER                                     -                27,347                    -              27,347

                                             -------------------  --------------------    -----------------  ------------------
  Loss from operations                                  (17,070)              (34,522)             (36,653)            (26,381)

INTEREST EXPENSE                                         (1,853)                 (211)              (3,617)             (1,485)
INTEREST INCOME                                             507                   428                  931               1,981

                                             -------------------  --------------------    -----------------  ------------------
  Loss before taxes                                     (18,416)              (34,305)             (39,339)            (25,885)

PROVISION (BENEFIT) FOR TAXES                            (1,740)              (13,722)              (6,974)            (10,354)
                                             -------------------  --------------------    -----------------  ------------------
NET LOSS FOR THE PERIOD                               $ (16,676)            $ (20,583)           $ (32,365)          $ (15,531)
                                             ===================  ====================    =================  ==================

ACCRETION TO REDEMPTION VALUE OF
PREFERRED STOCK                                       $    (901)            $    -               $ (1,502)           $    -

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                          $ (17,577)            $ (20,583)           $ (33,867)          $ (15,531)

EARNINGS PER SHARE:
  Basic                                               $   (0.27)            $   (0.42)           $   (0.59)          $   (0.32)
  Diluted                                             $   (0.27)            $   (0.42)           $   (0.59)          $   (0.32)
                                             ===================  ====================    =================  ==================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                  64,734                48,685               57,389              48,559
  Diluted                                                64,734                48,834               57,389              49,032
                                             ===================  ====================    =================  ==================

         The accomanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

                                                                          September 30,          September 30,
(in thousands)                                                                2000                    1999
                                                                     --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period, before accretion of preferred stock                   $ (32,365)              $ (15,531)
Adjustments to reconcile net income to net
    cash used for operating activities-
Accretion of preferred stock                                                      (1,502)
Depreciation and amortization                                                     33,606                  10,570
Increase in cash surrender value                                                    (503)                   (150)
Increase (decrease) in deferred liabilities - other                                 (773)                    343
(Gain)/Loss on disposal of property and equipment                                      -                     132
Changes in assets and liabilities, net of effects
     of acquired companies -
  Receivables                                                                     20,304                   3,473
  Inventories                                                                       (399)                 (2,690)
  Prepaid expenses and deposits                                                   (2,543)                  1,981
  Accounts payable, accrued expenses and
    due to related parties                                                       (38,675)                 (4,753)
                                                                     --------------------   ---------------------
  Net cash used by operating activities                                          (22,850)                 (6,625)
                                                                     --------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                              (21,931)                (11,298)
Proceeds on sale of property and equipment                                           324                   9,374
Decrease in short-term investments                                                     -                  50,077
Increase in other assets                                                             266                  (3,200)
Cash paid for acquisitions, net of cash acquired                                 (11,939)                (35,334)
                                                                     --------------------   ---------------------
  Net cash provided (used) for investing activities                              (33,280)                  9,619
                                                                     --------------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) on long-term debt                                                  (1,332)                  1,412
Net borrowings under line of credit                                               45,912                       0
Increase (decrease) in book overdraft                                             11,479                     515
Net proceeds from issuance of common stock                                           681                   3,964
                                                                     --------------------   ---------------------
   Net cash provided by financing activities                                      56,740                   5,891
                                                                     --------------------   ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                                          751                  (2,133)
                                                                     --------------------   ---------------------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   1,361                   6,752

CASH AND EQUIVALENTS, beginning of period                                         10,729                   7,276
                                                                     --------------------   ---------------------
CASH AND EQUIVALENTS, end of period                                            $  12,090               $  14,028
                                                                     ====================   =====================

        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1999 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

During the first nine months of 2000, options to acquire an aggregate of 2,746,147 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $1.00 to $12.19 per share. Additionally, 455,923 options were exercised during the same period at prices ranging from $1.00 to $9.11 per share.

In connection with the acquisition of Starbelly.com, the Company issued or reserved for issuance upon the exercise of stock options 17 million shares of common stock and 5.1 million shares of convertible preferred stock. The convertible preferred stock contains an option that allows the holders of preferred stock to "put" the shares to the Company for a price of $10 per share. The option is exercisable only in May, 2001. The preferred stock is reflected at the net present value of the "put" on the accompanying balance sheet.

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.


(in thousands,                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
 except per share amounts)
                                                                     2000               1999             2000              1999
                                                                     ----               ----             ----              ----
Net loss applicable to common
     shareholders'(A)                                              $(17,577)        $ (20,583)        $(33,867)        $  (15,531)
                                                                   ========         =========         ========         ==========
Average outstanding:
    Common stock (B)                                                 64,734            48,685           57,389             48,559
Effect of stock options and warrants                                    -                 149              -                  473
                                                                                      --------                         ----------
Common stock and common stockequivalents (C)                         64,734            48,834           57,389             49,032
                                                                   ========         =========         ========         ==========

Earnings per share:
    Basic (A/B)                                                    $  (0.27)        $   (0.42)        $  (0.59)        $    (0.32)
                                                                   ========         =========         ========         ==========
    Diluted (A/C)                                                  $  (0.27)        $   (0.42)        $  (0.59)        $    (0.32)
                                                                   ========         =========         ========         ==========

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the nine months ended September 30, 2000 and 1999 includes the following:

(in thousands)                                                                 2000                1999
                                                                               ----                ----

Issuance of common shares in connection with business acquisitions, net        $ 162,169          $  9,895

Issuance of preferred shares in connection with business acquisitions, net     $  16,558          $      -

Payments accrued and liabilities assumed in connection with business
    acquisitions                                                               $   6,597          $ 20,579

Recognition of tax benefits from options and restricted stock                  $      86          $  1,903

Write-off of assets in connection with restructuring                           $       -          $  7,136


NOTE 4. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is directly contingent upon the successful completion of an acquisition. During the third quarter of 2000, the director earned approximately $200,000 and was granted 100,000 options at fair market value under this agreement.

In the third quarter of 2000 the Company made lease payments of $75,000 to an entity owned by its President and Chief Operating Officer both of whom are current members of the Board of Directors. These payments related to the rent on the office and warehouse facility occupied by the Starbelly.com operations.

Additionally, in the third quarter of 2000, general legal services were provided to the Company by a law firm in which the brother of an officer and director of the Company is a partner. The total amount of legal fees paid to this firm was $70,000 in the third quarter of 2000.

NOTE 5: BUSINESS COMBINATIONS:

In September, 2000, the Company acquired substantially all of the assets of a privately held integrated marketing company based in Ontario, Canada in exchange for 2.1 million exchangeable shares of stock. The shares can be converted at the holder's option into shares of the Company's common stock on a one-to-one basis. As of September 30, 2000, all of the exchangeable shares were included in common shares outstanding. The acquisition was accounted for as a purchase and is reflected in the accompanying balance sheet as of September 30, 2000. Approximately $10 million of goodwill was recorded in connection with this transaction and is being amortized over a fifteen-year period. In addition, the terms of the acquisition also included a three year earn-out agreement (beginning January 1, 2001) that is based on the achievement of certain levels of pretax income and is payable to the former shareholders in common stock.

NOTE 6: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                              Three months ended September 30,               Nine months ended September 30,
(in thousands)                                   2000                   1999                   2000                   1999
                                        ----------------------- ---------------------- ---------------------- ---------------------

Net Sales:
Branded solutions                         $ 127,641              $ 112,782               $ 375,321              $ 352,505
Marketing services                           47,535                 34,524                 138,523                112,079
--------------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
  Total                                   $ 175,176              $ 147,306               $ 513,844              $ 464,584
--------------------------------------- ----------------------- ---------------------- ---------------------- ---------------------

Operating loss:
Branded solutions                         $ (21,880)             $ (35,610)              $ (44,937)             $ (32,297)
Marketing services                            4,810                  1,088                   8,284                  5,916
--------------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
 Total                                    $ (17,070)             $ (34,522)              $ (36,653)             $ (26,381)
--------------------------------------- ----------------------- ---------------------- ---------------------- ---------------------

NOTE 6: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the nine month periods ending September 30, 2000 and 1999 is as follows:

 (in thousands)                             Three months ended                      Nine months ended
                                               September 30,                          September 30,
                                   -------------------------------------    ----------------------------------
                                     2000               1999                   2000               1999
                                     ----               ----                   ----               ----
Net loss for the period            $(16,676)          $(20,583)             $ (32,365)         $ (15,531)

Other comprehensive gain (loss),
net of taxes
                                        (56)              (544)                   451             (1,280)
                                   ----------         ----------             ---------          ----------

Comprehensive loss
                                   $(16,732)          $(21,127)             $ (31,914)         $ (16,811)
                                   =========          =========             ==========         ==========


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

During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. As of September 30, 2000, approximately 50 of the anticipated employee terminations have occurred. The Company anticipates the restructuring will be completed by December 31, 2000. The following is a roll-forward of the restructuring reserve for the first nine months of 2000:

(in thousands)                                     12/31/99                       9/30/00
                                                   ACCRUAL       UTILIZED         ACCRUAL
                                                   -------       --------         -------
Facility consolidation                            $ 12,795           $ 200        $12,595
Asset write-downs                                        -               -              -
Severance and termination costs                      2,579             743          1,836
Other charges                                          260             133            127
                                                 ---------       ---------       --------
  Total                                           $ 15,634         $ 1,076        $14,558
                                                  ========        ========        =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales for the third quarter of 2000 increased 18.9% to $175.2 million compared to $147.3 million in the corresponding quarter of 1999. Sales generated by the branded solutions and marketing services increased 13.2%, and 37.7% respectively over the prior year.

Recurring gross profit increased to 33.5% of net sales ($58.6 million) in the third quarter of 2000 from 52.9% of net sales ($48.6 million) in the third quarter of 1999. The increase in the percentage was primarily due to a change in the sales mix toward the higher margin marketing services business segment. The recurring amount for 1999 excludes approximately $2.7 million of expenses incurred as a part of the Company's restructuring plan.

Selling expenses as a percentage of net sales decreased to 13.8% in the third quarter of 2000 ($24.2 million) compared to 14.7% in the third quarter of 1999 ($21.7 million). The decrease as a percentage is primarily due to more efficient leverage of fixed cost selling in the branded solutions business segment. Additionally, the change in sales mix towards the marketing services business impacted the overall percentage. The marketing services segment does not have the same selling expense component, primarily commissions, as the branded solutions segment.

Recurring general and administrative expenses for the third quarter of 2000 were $51.6 million compared to $31.4 million for the same period last year. The majority of the increase is attributable to the Branded Solutions business segment which includes approximately $13.2 million of goodwill amortization and approximately $3.6 million of additional payroll costs related to the acquisition of Starbelly.com. G&A expenses in the marketing services business segment for the third quarter of 2000 increased approximately $2.2 million from the same period last year. The increase is attributable almost entirely to payroll costs incurred to support the revenue growth of the Marketing Service business units.

The above translates to a recurring operating loss of $17.1 million in the third quarter of 2000 compared to a recurring operating loss of $4.5 million in the third quarter of 1999.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the third quarter of 2000 was $27,000 compared to negative $784,000 for the comparative period in 1999.

In the third quarter of 2000 the Company had net interest expense of $1,346,000 compared to $217,000 of net interest income in the third quarter of 1999. The overall increase primarily related to the increased debt levels required to finance the integration of Starbelly.com.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales for the first nine months of 2000 increased 10.6% to $513.8 million compared to $464.6 million in the corresponding period of 1999. Sales generated by the promotional products and marketing services increased 6.5%, and 23.6% respectively over the prior year.

Recurring gross profit decreased to 33.1% of net sales ($170.1 million) in the first nine months of 2000 from 34.1% of net sales ($158.4 million) in the corresponding period of 1999. The decrease was primarily due to a change in the sales mix of products sold in the branded solutions business segment. The recurring amount in 1999 excludes $2.7 million of expense incurred as a part of the Company's restructuring plan. Additionally, 1999 includes certain high margin consumer premium sales that did not recur in 2000.

Selling expenses as a percentage of net sales decreased to 14.2% in the first nine months of 2000 ($73.1 million) compared to 14.4% in the corresponding period of 1999 ($66.7 million). The decrease is primarily due to a change in overall sales mix between Marketing Services and the Branded Solutions business segments.

General and administrative expenses for the nine months ended September 30, 2000 were $133.7 million compared to $88.1 million a year earlier. The majority of the increase relates to the Branded Solutions business unit, particularly an increase in goodwill amortization (approximately $22 million) and additional administrative payroll (approximately $6.7 million) related to the acquisition of Starbelly.com. G&A expenses in marketing services business units increased approximately $8 million and relate largely to personnel costs necessary to support the revenue growth.

The above translates to a recurring operating loss of $36.7 million in 2000 compared to recurring operating income of $3.6 million in 1999.

EBITDA for the first nine months of 2000 was negative $3,000,000 versus $13,100,000 million for the comparative period in 1999.

In the first nine months of 2000 the Company had net interest expense of $2,686,000 compared to $496,000 of net interest income in the corresponding period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company refinanced its unsecured revolving line of credit with a secured revolving credit facility ("Revolver") totaling $80 million. The facility allows for available borrowings based on a calculation related to the domestic accounts receivable balance of the Company. The facility bears interest at either a range of prime plus .20% to .85% or LIBOR plus a range between 1.25% and 2.35% based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage and interest coverage. As of September 30, 2000, the Company was either in compliance or had obtained waivers for the financial convenants as set forth in the credit agreement.

In addition to the facility discussed above, one of the Company's European subsidiaries has revolving credit facilities with several banks. These facilities provide for borrowings of up to $5 million at rates ranging from 8-13% and are generally unsecured.

As of September 30, 2000, the Company's working capital was $131.2 million compared to $139.4 million at December 31, 1999. Capital expenditures for property and equipment were approximately $21.9 million for the first nine months of 2000, and management expects capital expenditures to be approximately $25 million for the full year of 2000, excluding acquisitions.

The Company anticipates its current level of cash and cash equivalents as well as future operating cash flows and funds available under its credit facilities will be adequate to satisfy its cash needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the amount and nature of planned capital expenditures, the seasonality of the Company's future business, the Company's belief that available cash will be sufficient to satisfy its future needs, HA-LO's anticipated profitability in 2000 are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of branded solutions. The branded solutions, marketing services and telemarketing industries are very competitive. The Company has experienced and may continue to experience rapid growth, which growth has placed and may place significant demands on its management and resources. Increased profitability will depend upon the Company's ability to manage its growth and to integrate acquired companies into its existing operations. Readers are encouraged to review HA-LO'S 1999 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the Company held on August 31, 2000, a proposal to elect the following nine directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified, was approved by the margins indicated:

                                                     NUMBER OF SHARES
                                                     ----------------
                                            FOR                       WITHHELD
                                            ---                       --------
         John R. Kelley, Jr.                52,446,666                2,563,041
         Lou Weisbach.                      52,299,201                2,710,506
         Linden D. Nelson                   52,440,798                2,568,909
         Bradley A. Keywell                 52,443,044                2,566,663
         Eric P. Lefkofsky                  52,429,778                2,579,929
         Marshall J. Katz                   52,320,094                2,689,613
         Thomas Herskovits                  52,361,818                2,647,889
         Brian M. Hermelin                  52,443,771                2,565,936
         Richard A. Heise, Jr.              52,432,058                2,577,649

         A proposal to change the state of incorporation of the Company from Illinois to Delaware by the merger of the Company into a wholly-owned subsidiary of the Company which is incorporated under the laws of Delaware, was approved with 36,247,964 shares cast for, 2,148,701 shares cast against and 70,210 abstaining.

         A proposal to approve the adoption of the HA-LO Industries, Inc. 2000 Stock Option Plan was approved with 30,285,041 shares cast for, 8,018,288 shares cast against and 163,546 abstaining.

         A proposal to ratify the reappointment of the firm of Arthur Andersen LLP as the Company's independent auditors for 2000 was approved with 54,808,104 shares cast for, 154,352 shares cast against and 47,251 abstaining.

         A proposal to approve any proposal to postpone or adjourn the meeting, if proposed by the board of directors, was approved with 48,677,034 shares cast for, 6,101,559 shares cast against and 231,114 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.0   -          Financial Data Schedule for the nine month
                                    period ended September 30, 2000.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on September 1, 2000 with respect to the reincorporation of the Company in the State of Delaware.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        HA-LO INDUSTRIES, INC.


Dated: November 13, 2000                            /s/ GREGORY J. KILREA
                                                    ---------------------
                                                    Gregory J. Kilrea
                                                    Duly Authorized Officer
                                                    and Chief Financial Officer