Form 10-K
period 2000-12-31
HA LO INDUSTRIES INC
filed 2001-04-02
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 2000 or

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

                               DELAWARE 36-3573412
                               -------- ----------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

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

                          COMMON STOCK, $.001 PAR VALUE
                           --------------------------
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of common stock held by stockholders who were not affiliates of the registrant was approximately $73,859,097 - as of March 13, 2001 (based on the closing sale price on that date as reported by Midwest Edition of THE WALL STREET JOURNAL). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant. At March 13, 2001, the registrant had issued and outstanding an aggregate of 69,764,856 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the proxy statement for the Annual Meeting of Stockholders to be held in June, 2001 described in Part III hereof are incorporated by reference in this report.

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

     HA-LO's promotional products group is the leading player in the fragmented promotional products industry with over 2.8% of market share. Promotional products allow a company to physically connect brands with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

     HA-LO's marketing services segment provides full-service brand marketing capabilities focusing on connecting the brand with the consumer at strategic points of contact. HA-LO offers complete brand marketing services such as advertising, promotion, merchandising, direct and database marketing, retail planning, event marketing, field marketing, and sports marketing.

INDUSTRY

     BRANDED SOLUTIONS. According to Promotional Products Association International, the United States market for promotional products, measured by distributors' sales, has grown from approximately $6.2 billion in 1993 to approximately $14.9 billion in 1999, the latest year for which data is available. This translates to a compound annual growth rate of over 16%. The promotional products industry is highly fragmented and according to industry sources, is undergoing consolidation. There currently are more than 23,000 distributors of promotional products in the United States. Distributors tend to be closely-held entities with a local or regional focus ranging from one-person, one-product businesses who bring sample cases and suppliers' catalogs to their customers, to entities similar to HA-LO, which maintain showrooms to assist customers in selecting from an array of available products.

     The largest 498 distributors control a market share of about 62%. These distributors experienced a growth rate of 52.7% in 1999, while distributors with sales of less than $2.5 million declined at rates of 19.9%. Currently, the Company has greater than a 2.8% share of the promotional products market. Many of the larger distributors are also manufacturers (or affiliates of manufacturers) of products traditionally used in the promotional products industry.

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

     MARKETING SERVICES. The Company's promotion marketing agency focuses on developing strategies and implementing creative marketing plans to directly connect brands with people. Marketing solutions may include consumer and retail promotions, event sponsorships, direct and database marketing, and merchandising.

PRODUCTS AND SERVICES

     BRANDED SOLUTIONS. Approximately 85% of the Company's revenue is generated from distribution of promotional products. Promotional products generally are articles of merchandise imprinted or otherwise customized with an advertiser's name, logo or message, which are used for marketing to, providing sales incentives and awards for and developing goodwill among a targeted audience. Promotional products include (i) apparel, such as jackets, sweaters, hats and golf shirts, (ii) business accessories, such as clocks, portfolios, briefcases, blotters and pen and pencil sets, (iii) recognition awards, such as trophies and plaques and (iv) other miscellaneous items, such as etched crystalware, calendars, golf accessories, key chains, watches and mugs. The Company has a network of showrooms throughout the United States, Canada and Europe in which it displays more than 300,000 promotional products available from a network of over 5,000 vendors. The Company's sales representatives work with each customer to develop a marketing program that utilizes promotional products designed to reach the specific audience targeted by the customer. The Company also provides corporate fulfillment services, which enable a customer to purchase a large quantity of promotional products that the Company then stores in its warehouses and ships from time-to-time in small quantities at the direction of the customer. Corporate fulfillment programs generally are implemented in conjunction with a customer catalog or brochure featuring the type of customized products available for shipment. The Company's corporate fulfillment programs afford large customers lower per unit costs and the ability to receive timely deliveries of small quantities as needed. The Company currently is providing corporate fulfillment services for a number of customers, including Ford Motor Company, General Electric, Guinness Import Company, IBM, Siemens, Security Link from Ameritech, Sports Illustrated, Disney and Robert Half.

     MARKETING SERVICES. The Company's ability to operate as a brand marketing organization differentiates it from the more than 23,000 other companies in the promotional product industry. The Company's marketing services are composed of:

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

     EXPAND PROMOTIONAL PRODUCT LINE AND LEVERAGE BUYING POWER. The Company seeks to offer its customers a wide range of high-quality promotional products. Currently, the Company has access to over 300,000 types of promotional products from more than 5,000 vendors located primarily throughout North America and the Far East, including premium name brand merchandise typically available only through leading department and specialty stores. The Company's broad product line provides its customers with comprehensive, one-stop shopping for most of their promotional products and advertising specialty needs. As the nation's largest distributor of promotional products, the Company has successfully negotiated preferred pricing and rebate programs from many of its vendors and has developed relationships with reliable overseas manufacturers that satisfy the Company's strict quality and delivery standards. The Company believes its sales volume and financial strength have earned it a reputation as a low-cost, high-service provider of promotional products.

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

     The Company employs approximately 1,200 people in its branded solutions business and approximately 300 people in its promotion marketing agency. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its relationship with its employees is excellent.

CUSTOMERS

   The Company's extensive client roster includes manufacturing, pharmaceutical, financial service, broadcasting, consumer product and communications companies as well as professional sports teams. Selected customers of the Company include Abbott Laboratories, The Coca-Cola Company, Discover Financial Services, Ford Motor Company, General Electric, Sears, Pfizer, IBM, J.E. Seagram & Sons and SBC Communications. For the year ended December 31, 2000, no single customer accounted for more than 10% of the Company's net sales.

BACKLOG

     With respect to its promotional products business, the Company usually has a modest backlog, which it defines as firm orders placed with suppliers but for which the promotional products have not yet been shipped to the customer. As of February 28, 2001, the Company had a backlog of firm orders of approximately $46,385,000 as compared to a backlog of $52,685,000 at February 29, 2000, substantially all of which the Company believes will be shipped by the second quarter of 2001.

PATENTS AND TRADEMARKS

     The Company believes the "HA-LO" name is important to its business. The Company has registered the following trademarks: "HA-LO"(R) "HA-LO Advertising Specialties"(R), "HA-LO Marketing and Promotions"(R), "Events by HA-LO"(R) and "HA-LO Sports"(R).

COMPETITION

     The industries in which the Company competes are highly fragmented and competitive and the cost of entry is low. The Company's existing competitors and new companies that may enter the market may have substantially greater financial and other resources than HA-LO. The Company also competes for advertising dollars with other media, such as television, radio, newspapers, magazines and billboards. The primary bases for competition are customer service, creativity, customer relationships, product innovation and pricing. The Company believes its national and international distribution capabilities, and its complementary, value-added marketing services, provide it with a competitive advantage; however, these capabilities also may result in higher administrative costs than those incurred by certain of HA-LO's smaller competitors. In addition, several of the Company's promotional products competitors are manufacturers as well as distributors and may enjoy an advantage over the Company with respect to the cost of the goods they manufacture.

EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers of the Company are as follows:

     Name                  Age         Position with the Company
     ----                  ---          --------------------------

Marc S. Simon              52       Chief Executive Officer

Gregory J. Kilrea          37       Chief Financial Officer and Asst. Secretary

Eric Lefkofsky             31       Vice President and Secretary

Jon Sloan                  40       Executive Vice President - National Accounts


     Officers are elected annually and serve at the discretion of the Board of Directors.

     MARC S. SIMON was appointed Chief Executive Officer and a director of the Company in February 2001. From June 1995 to February 2001, Mr. Simon served as an executive officer of APAC Customer Services, Inc., including the positions of president, vice chairman, executive vice president, chief operating officer and chief financial officer. Prior to June 1995, Mr. Simon was a partner in the law firm of Neal, Gerber & Eisenberg and served as a director of and legal counsel to the Company.

     GREGORY J. KILREA was appointed Chief Financial Officer in July of 1996. Additionally, he was the Vice President of Planning from April, 1996 through July, 1996. From 1985 until joining the Company in 1996, he was employed by the accounting firm of Arthur Andersen LLP, most recently as an audit and financial consulting manager.

     ERIC P. LEFKOFSKY was appointed Vice President and a director of the Company in May 2000. From May 2000 through March 2001, he also served as Chief Operating Officer of the Company. He previously served as chairman of the board, secretary and treasurer of Starbelly.com, Inc., which was acquired by the Company in May 2000. From 1994 until early 2000, Mr. Lefkofsky served as director and chief executive officer of Brandon Apparel Group, Inc., which is a manufacturer and marketer of licensed apparel. In connection with a creditor's claim against Brandon Apparel Group, Inc., Mr. Lefkofsky has been enjoined by a Wisconsin state court from transferring or selling any stock of the Company individually owned by him.

     JON SLOAN was appointed Vice President - National Accounts in July of 1998. Prior to that he held several sales positions at the Company and at Creative Concepts in Advertising (CCA), which was acquired by the Company in January 1997. Prior to joining CCA in 1994, he was a Partner in 1045 Park, a New York based apparel company.


ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Niles, Illinois, a suburb of Chicago. The Company's other facilities include sales offices and showrooms, warehouses, and administrative offices located throughout the United States, Canada, Europe and Hong Kong. All of these facilities are leased.


ITEM 3. LEGAL PROCEEDINGS

          None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The Company's Common Stock is publicly traded on the New York Stock Exchange under the symbol "HMK." As of March 13, 2001, there were 480 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the range of high and low sales prices, by quarter, for the Common Stock.


                                                 High                Low
         -----------------------------------------------------------------------
         2000
         First quarter                        $ 12 3/16          $  6  7/8
         Second quarter                          8 7/16             4 1/2
         Third quarter                           5 7/8              3 7/8
         Fourth quarter                       $  3 15/16         $  1 15/16

         1999
         First quarter                        $ 25 7/16          $  8 9/16
         Second quarter                         14 3/4              9 1/2
         Third quarter                           9 7/8              5 5/16
         Fourth quarter                       $  9               $  4 7/16
         -----------------------------------------------------------------------


     The Company has not paid a cash dividend on its common stock since its initial public offering in 1992. The Company does not intend to pay such dividends in the foreseeable future.

     The registrar and transfer agent for the Company's common stock is Computershare Investor Services, L.L.C., Chicago, Illinois.

     The registrar and transfer agent for the Series A convertible participating preferred stock is Neal Gerber & Eisenberg, Chicago, Illinois.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   Year Ended December 31,
                                               -----------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        2000         1999        1998         1997        1996
- ----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net Sales (a)                                        $612,107     $562,039    $506,451     $382,599    $305,275

Operating Income/(Loss) before restructuring
    and acquisition expenses (b)                     $(64,235)      $  784    $ 41,314     $ 22,927    $ 13,206

Net Income(Loss) from continuing operations          $(53,055)    $(16,783)   $ 20,195      $ 9,925     $ 6,098

Income from Discontinued Operations                   $ 5,671      $ 3,246     $ 4,325      $ 4,793     $ 3,628

Net Income(Loss) Per Share, Diluted                   $ (0.84)     $ (0.28)    $  0.53      $  0.36      $  0.25

Weighted Average Shares
  Outstanding, Diluted                                 59,491       48,598      46,447       41,112       40,266

Net Income (Loss) Per Diluted Share, from             $ (0.93)     $ (0.35)    $  0.43       $ 0.24       $ 0.15
    continuing operations


BALANCE SHEET DATA (END OF YEAR):
BALANCE SHEET DATA:

Working Capital (c)                                  $ 50,399     $118,406    $162,751      $78,741     $60,706

Total Assets                                         $574,977     $366,197    $336,695     $222,175    $134,801

Long-term Debt                                       $      -     $      -    $      -      $43,761     $28,435

Stockholders' Equity (d)                             $336,472     $236,546    $235,491     $ 85,473     $62,032

(a) Excludes revenue from discontinued operations of $102,705,000 in 2000, $88,373,000 in 1999, $83,218,000 in 1998, $83,123,000 in 1997,
          and $70,461,000 in 1996.

(b) Excludes $7,672,000 of restructuring credit in 2000 and $30,000,000 of restructuring charges in 1999 and other expenses primarily related to business acquisitions of $9,227,000, $3,845,000, and $1,693,000 in
          1998, 1997, and 1996 respectively.

(c) Includes outstanding borrowings on the Company's credit facility of $66,432,000 and $20,961,000 in 2000 and 1999, respectively, which is classified as current on the accompanying consolidated balance sheets.

(d)       Includes cash  dividends of  $11,518,000,  $5,296,000  and  $6,887,000 declared by acquired companies in 1998, 1997 and 1996, respectively, prior to their acquisition by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     The following table sets forth for the years indicated the percent of net sales represented by each line item presented in the Company's Consolidated Statements of Income:

                                                                            Percent of Net Sales
                                                                ---------------------------------------------
                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                 2000           1999            1998
- --------------------------------------------------------------- -------------- --------------- --------------
Net Sales                                                       100.0 %        100.0 %         100.0 %
Cost of Sales                                                    67.4 %         65.4 %          64.3 %
Gross Profit                                                     32.6 %         34.6 %          35.7 %
Selling Expenses                                                 14.9 %         15.6 %          13.7 %
General and Administrative Expenses                              28.1 %         19.4 %          13.8 %
Restructuring and Other Expenses                                 (1.2) %         4.9 %           1.8 %
- --------------------------------------------------------------- -------------- --------------- --------------
  Operating Income(Loss)                                         (9.2)%         (5.3)%          6.4 %
Interest Income (Expense), Net                                   (1.0 )%            -            .3 %
- --------------------------------------------------------------- -------------- --------------- --------------
Income(Loss) Before Income Taxes                                (10.2)%         (5.3)%          6.7 %
- --------------------------------------------------------------- -------------- --------------- --------------
Net Income(Loss)                                                 (8.6)%         (2.9)%          4.0 %
- --------------------------------------------------------------- -------------- --------------- --------------
Discontinued Operations, net of tax                                .9%            .5%            .9%
- --------------------------------------------------------------- -------------- --------------- --------------
Net Income(Loss) Applicable to Common Stockholders               (8.1)%         (2.4)%          4.8 %
- --------------------------------------------------------------- -------------- --------------- --------------

The following table summarizes the concentration of net sales by continuing business segment:

                                                                           Percent of Net Sales
                                                               ---------------------------------------------
Business Segment                                                   2000           1999            1998
- -------------------------------------------------------------- ------------- ---------------- --------------
Branded Solutions                                                  85 %           88 %            92 %
Marketing Services                                                 15 %           12 %             8 %




YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     The following discussion includes the Company's continuing operations only. Therefore, the effect of the Company's brand strategy and identity and telemarketing subsidiaries, which are reflected in the accompanying consolidated financial statements as discontinued operations, has been excluded.

     Net sales for 2000 increased 8.9% to $612.1 million from $562.0 million for 1999. Of the $50.1 million increase, $46.2 million was due to internal growth and $3.9 million was from acquired companies. Branded solutions net sales increased $26.2 million in 2000. Of this amount, $24.0 million was internal, resulting in an internal growth rate for the year of 4.9%. Internal growth in this segment was due to a combination of the addition of new sales representatives, further penetration of existing customers and development of new accounts.

     Net sales from the marketing services business segment, which includes the Company's promotion marketing agency, increased $23.9 million in 2000. Of this amount, $22.1 million was internal, resulting in an internal growth rate for the year of 32.1%. Internal growth in this segment was due to increased penetration of existing customers.

     Gross profit as a percentage of net sales for 2000 was 32.6% ($199.4 million) compared to 34.6% ($194.5 million) for 1999. Branded Solutions gross profit as a percentage of net sales decreased in 2000 due a change in the sales mix. Specifically, certain high margin consumer premium sales from 1999 did not recur in 2000. In addition, the decrease was caused by a change in service mix in the marketing services business segment from higher margin execution and strategy work to lower margin production work.

     Selling expenses as a percentage of net sales for 2000 were 14.9% ($91.5 million) compared to 15.6% ($87.7 million) for 1999. The decrease in the percentage was primarily due to more efficient leverage of fixed selling expenses in the branded solutions business segment. To a lesser extent, the decrease in the percentage is due to a change in sales mix toward the marketing services business segment. This segment does not have the same selling expense component, primarily commissions, as the branded solutions segment.

     Recurring general and administrative expenses as a percentage of net sales for 2000 were 28.1% ($172.1 million), compared to 19.4% ($108.8 million) a year earlier. Principle components of the $63.3 million increase include goodwill amortization related to the acquisition of Starbelly.com ($40.0 million), payroll costs for Starbelly employees ($8.4 million), payroll costs to support the growth in the marketing services business segment ($9.3 million) and non capitalized technology expenditures ($2.1).

     The above translates to a recurring operating loss of $64.2 million, excluding a non recurring restructuring reversal ($7.7M), for twelve months ended December 31, 2000 versus recurring operating income of $784,000, excluding the $30 million restructuring charge discussed below, for the same period last year. The decrease in the operating performance is primarily related to funding of technology development in the branded solutions business segment and decreased gross margins in the marketing services business segment.

     Accretion to the redemption value of preferred stock relates to the amortization of the net present value discount assigned to the preferred stock issued in the Starbelly.com acquisition.

    Net interest expense in 2000 was $6.4 million compared to net interest income of $29,000 in 1999. The change was due to borrowing necessary to complete Starbelly.com acquisition and the subsequent funding of its operations.



YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     The following discussion includes the Company's continuing operations only. Therefore, the effect of the Company's brand strategy and identity and telemarketing subsidiaries, which are reflected in the accompanying consolidated financial statements as discontinued operations, has been excluded.

     Net sales for 1999 increased 11.0% to $562.0 million from $506.5 million for 1998. Net sales from acquired companies were $92.1 million while internal sales declined by $36.5 million. Promotional product net sales increased 6.1%, or $28.4 million in 1999. In the promotional product segment, acquisitions contributed $66.4 million in sales while internal sales declined $38.0 million or 8.2%. The decline in internal sales was primarily due to a decrease in the Company's consumer premium business.

     Net sales from the marketing services business segment, which includes the Company's promotion marketing agency, increased 65.3% or $27.2 million in 1999. Virtually all of the growth relates to an acquisition completed in December of 1998.

     Gross profit as a percentage of net sales for 1999 was 34.6% ($194.5 million) compared to 35.7% ($180.6 million) for 1998. Excluding the effect of $2.7 million of non-recurring write-offs resulting from the Company's restructuring plan (see below), 1999 gross profit as a percentage of net sales would have been 35.1%. The decrease in the recurring percentage was primarily due higher margin consumer premium business from 1998 that did not recur in 1999.

     Selling expenses as a percentage of net sales for 1999 increased to 15.6% ($87.7 million) compared to 13.7% ($69.4 million) for 1998. The increase was primarily due to fixed cost investments, primarily people, to support promotional product sales growth which did not materialize.

     Recurring general and administrative expenses as a percentage of net sales for 1999 were $108.8 compared to $69.9 million in 1998. Of the $38.9 million increase, $18.4 million is attributable to acquired companies. The remaining increase was caused by a combination of two factors. First, investments in personnel and facilities to support rapid growth in the marketing services business segment. Secondly, the Company invested in infrastructure, primarily personnel and information systems, necessary to support growth in the branded solutions segment that was not achieved.

     Operating results for 1999 and 1998 include other expenses of $30.0 million and $9.3 million, respectively. The 1999 expenses relate to the Company's restructuring plan to consolidate operations (see below) while the 1998 expenses primarily relate to completed acquisitions accounted for using the pooling-of-interests accounting method.

     Net interest income in 1999 was $.029 compared to net interest income of $1.6 in 1998. The change was due to a reduction in the average balance in short-term investments. The short-term investments were used to fund the acquisition of additional promotional product companies.


RESTRUCTURING PLAN

     As discussed in Note 10 to the consolidated financial statements, the Company recorded a restructuring charge of $30 million in the third quarter of 1999. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. In the fourth quarter of 2000 the company reversed $7,672,000 of the reserve as the plan was implemented more efficiently than originally projected. The remaining reserve of $3,430,000 is expected to be utilized in the first half of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility that provides a commitment of $80 million. Maximum borrowings are based on eligible accounts receivable, are secured by the Company's domestic assets and bear interest based on a defined ratio at either between prime and prime plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.00%. As of December 31, 2000, outstanding borrowings on the facility were $64.2 million.

The Company's credit facility includes various financial covenants, including maintenance of an interest coverage ratio based on operating results for the previous four quarters. The Company violated this covenant at December 31, 2000, and because of the cumulative nature of the calculation, has advised its banks it will be in violation at the end of the first quarter. The existing covenant violation has been waived by the banks. The Company and its banks have discussed the need to redefine the covenant to more attainable levels, but until such redefinition occurs, the Company could be in violation throughout 2001. The Company's financial institutions have been cooperative in working with the Company in its efforts to dispose of certain of its business units and management believes the banks will continue to waive existing violations as long as the Company continues to execute its strategies to reduce outstanding borrowings. Current borrowings on the credit facility are are within the formula amounts defined in the agreement and outstanding borrowings from the bank have fallen from a peak of $71.9 million on February 9, 2001 to $53.5 million at March 27, 2001. Subsequent to the completion of the sale of the entities discussed below, the Company intends to renegotiate its lending arrangements with its financial institutions. The debt outstanding under the Revolver has been classified as a current liability in the accompanying financial statements.

In addition to its credit facility, the Company has an obligation to holders of the redeemable preferred stock. The Company is precluded from borrowing on its credit facility to fund the preferred stock redemption. Management is in the process of renegotiating the terms of the preferred stock and has received preliminary indications from the majority preferred stockholder that this will result in some combination of an extension of payment terms of at least twelve months, modification of conversion rights, and revision of dividend rates for default payments.

Management's strategies to continue reducing its leverage include the following: implementation of a cost reduction program, which will improve operating cash flow, and consummation of a transaction to sell one or both of two business units. Each of these actions are described below.

The Company hired a new Chief Executive Officer on February 22, 2001. At his direction, the Company began an aggressive initiative to identify cost reduction opportunities and eliminate discretionary spending. Some of the identified opportunities have already been implemented, and various discretionary expenditures have been eliminated. The initiative is continuing and the first phase is expected to be completed during the second quarter of 2001, with full implementation occurring before the end of 2001. Management believes the result of the initiative will reduce expenses in 2001 by $10
- -$15 million. During this initiative, management will review its business strategy. This review could result in a second quarter restructuring charge and may also result in an impairment charge for certain of its long lived assets.

The Company is actively engaged in the sale of two subsidiaries. (See footnote 6). One of these transactions is in the final stages of contract review. The material terms of the transaction have been agreed to by the parties. The Company has received a fairness opinion on this transaction from its investment banker. The second transaction is subject to a letter of intent which defines the significant terms of the transaction. The buyers in both transactions have completed their due diligence analyses and management believes that both transactions will be completed during the second quarter. The net proceeds from these sales, based on the terms of the contract and the letter of intent, are expected to exceed $50 million, exclusive of earnout consideration to be received during the first quarter of 2002. Additionally, in March 2001, the Company sold a portion of its interest in a joint venture for $6 million. The buyer, a group that includes the former Vice Chairman of the Company, has an option to purchase the remaining interest for an additional $14 million if exercised by April 15, 2001 and closed by April 30, 2001.

Capital expenditures for 2000 were approximately $20.9 million and include significant investment in software development and other technology costs which will not recur. Management expects capital expenditures in 2001 will not exceed $10 million.

In management's opinion the actions identified will be sufficient to meet the needs of the Company for 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks relating to fluctuations in currency exchange rates and interest rates. As required by Securities and Exchange Commission (SEC) rules, the Company has calculated the sensitivity of operating results to hypothetical changes in exchange rates and interest rates as if these changes had actually occurred during 2000.

     The Company is subjected to a risk from currency translation fluctuations due to their operations in Europe and Canada. Had the US dollar been 10% less favorable compared to foreign currencies during 1999 the Company would have recognized a $4.1 million reduction in net assets, about 1.1% of the total reported at year end. The effect on operations and cash flow in 2000 would have been immaterial. Management does not believe the risk of unfavorable currency fluctuations is significant, and has not entered into any foreign exchange contracts for the purpose of hedging against this risk.

     The Company is exposed, through short-term investments and borrowings, to the risk of unfavorable changes in interest rates. Had interest rates during 2000 been 10% less favorable, net income would have been negatively affected by approximately $570,000. Management does not believe that the risk of unfavorable fluctuations in interest rates is significant to the Company's operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by item 8 is included elsewhere in this report (see Part IV, Item 14)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding Executive Officers is included in the "Executive Officers of the Registrant" section of Item I, except that information regarding "Beneficial Ownership Reporting Compliance" is incorporated by reference from such section of the Company's Proxy Statement for its June 2001 Annual Meeting of Stockholders.

     The information regarding Directors is incorporated by reference from the "Election of Directors", "Executive Compensation" and "Security Ownership of Management" and "Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's Proxy Statement for its June 2001 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for its June 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the "Executive Compensation" and "Certain Transactions" sections of the Company's Proxy Statement for its June 2001 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Financial Statements, Schedules and Exhibits

         1.    Financial Statements                                                                   PAGE
                                                                                                      ----

               (i)     Report of Independent Public Accountants;                                       F-2

               (ii)    Consolidated Balance Sheets at December 31, 2000 and                            F-3
                        1999;

               (iii)   Consolidated Statements of Operations for each of the years
                        ended December 31, 2000, 1999 and 1998;                                        F-4

               (iv)    Consolidated Statements of Stockholders' Equity for each
                         of the years ended December 31, 2000, 1999 and 1998;                          F-5

               (v)     Consolidated Statements of Cash Flows for each of the
                         years ended December 31, 2000, 1999 and 1998; and                             F-6

               (vi)    Notes to Consolidated Financial Statements.                                     F-7

         2.    Schedules

                Schedule II, Valuation and Qualifying Accounts:
                         For each of the three years in the period ended December, 31 2000            F-24

         3.    Exhibits

               The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the fourth quarter of 2000.

                                              HA-LO INDUSTRIES, INC.

EXHIBIT INDEX

Exhibit
  NO.             DESCRIPTION OF EXHIBIT
- -------           ----------------------

2.1 Certificate of Ownership and Merger, filed by the Company on August 31, 2000. (10)
3.1 Amended and Restated Certificate of Incorporation of the Company, dated August 29, 2000, including Certificate of Designations Establishing Series A Convertible Participating Preferred Stock. (11)
3.2      Amended and Restated Bylaws of the Company. (12)
4.1      Specimen of Stock Certificate for Common Stock. (1)
4.2      Specimen of Stock Certificate for Common Stock. (8)
4.3      New Specimen of Stock Certificate for Common Stock. (15)
10.3 Lease, dated June 30, 1999, between Maple Lane Acquisition Limited Liability Company and Creative Concepts in Advertising, Inc.(9)
10.4 Employment Agreement, dated as of September 30, 1996, between the Company, Market USA, Inc. and Seymour N. Okner (5, 19)
10.5 Employment Agreement, dated January 3, 1997, among the Company, Creative Concepts in Advertising, Inc. and Jon Sloan. (8,19)
10.6* First Amendment to Employment Agreement, dated as of January 2, 2000, among the Company, Creative Concepts in Advertising, Inc. and Jon Sloan. (19)
10.7* Amendment 1A to Employment Agreement, between the Company and Jon Sloan. (19) 10.8 HA-LO Industries, Inc. Key Employee Incentive Plan. (1, 19)
10.9 Exclusive Premium Purchasing Agreement, dated January 11, 1995, between Montgomery Ward & Co., Incorporated and the Company. (3)
10.12 Form of Indemnity Agreement between the Company and each of its directors and officers. (1, 19)
10.15 Building Lease, dated December 30, 1992, between the Company and LaSalle National Trust N.A. No. 115722. (2)
10.16    Agreement, dated as of March 17, 1999, between the Company and Marshall
         J. Katz. (9, 19)
10.19 Employment Agreement, dated as of January 3, 1997, between the Company and Linden D. Nelson. (6, 19)
10.20 Employment Agreement, dated as of November 9, 1999, between the Company and Gregory J. Kilrea. (9, 19)
10.21 Employment Agreement, dated as of June 30, 1998, between Promotional Marketing, L.L.C. and John R. Kelley, Jr. (9, 19)
10.22* Employment Agreement, dated as of February 7, 2001, between the Company and Marc S. Simon (19).
10.23    HA-LO Industries, Inc. Stock Plan (as amended and restated) (3, 19)
10.25 Second Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted October 28, 1995. (4)
10.26 Third Amendment to the HA-LO Industries, Inc. Stock Plan (as amended and restated), adopted on February 26, 1996. (4)
10.27 First Amendment to Exclusive Premium Purchasing Agreement, dated December 27, 1995, between Montgomery Ward & Co., Inc. and the Company.
         (4)
10.29* First Amendment to Employment Agreement, dated on or about August 11, 2000, between the Company and Gregory J. Kilrea (19)

10.31* First Amendment to Employment Agreement, dated July 31, 2000, among the Company, Promotional Marketing, L.L.C. and John R. Kelley, Jr. (19).
10.39    Amended and Restated HA-LO Industries, Inc. 1997 Stock Plan. (17, 19)
10.40    1997 Employment Agreement between the Company and Lou Weisbach. (7, 19)
10.42* Agreements by and between the Company and certain employees dated November, 1997, regarding change of control. (19)
10.45    1998 Restatement of the HA-LO 401(k) Savings Plan. (7, 19)
10.46 HA-LO Industries, Inc. Executive Deferred Compensation Plan (as amended and restated) effective February 1, 1997.(7, 19)
10.47    Executive Incentive Compensation Plan for Various Employees.(7, 19)
10.48 Agreement dated June 29, 1998 between the Company and Montgomery Ward & Co., Inc. (8)
10.49 Second Amendment to Exclusive Premium Purchasing Agreement dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company. (8)
10.50 Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc., ValueVision International Inc. and Merchant Development Corporation. (8)
10.51 First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company (relative to Exhibit 10.50) (8)
10.52 Warrants, dated January 10, 1996, from the Company to Montgomery Ward & Co., Inc., ValueVision International Inc. and Merchant Development Corporation (8)
10.53 First Amendment to Warrant dated June 29, 1998 between Montgomery Ward & Co., Inc. and the Company (relative to Exhibit 10.52). (8)
10.54 Agreement dated January 26, 1999 between the Company and Montgomery Ward & Co., Inc. (8)
10.55 First Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective January 1, 1999. (8, 19)
10.56 Second Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective January 1, 1999. (8, 19)
10.57 Amendment to Industrial Space Lease, dated May 1, 1995, between Centerpoint Properties Corporation and the Company. (9)
10.58 Second Amendment to Industrial Space Lease, dated April 1996, between Centerpoint Properties Corporation and the Company. (9)
10.59 Third Amendment to Industrial Space Lease, dated November 1996, between Centerpoint Properties Corporation and the Company. (9)
10.60 Fourth Amendment to Industrial Space Lease, dated April 1997, between Centerpoint Properties Corporation and the Company. (9)
10.61 Office and Industrial Building Lease, dated November 30, 1998, between Centerpoint Realty Services Corporation and the Company. (9)
10.62 Guaranty, dated June 30, 1999, made by the Company to Maple Lane Acquisition Limited Liability Company. (9)
10.63 Agreement and Plan of Merger and Plan of Reorganization, dated January 17, 2000, among the Company, Starbelly.com, Inc. and HA-LO Industries, Inc. (a subsidiary of the Company). (9)
10.64 Promissory Note, dated January 6, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000. (9)
10.65 Promissory Note, dated January 17, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000. (9)
10.66 Promissory Note, dated March 1, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000. (9)
10.67 Credit Agreement, dated February 25, 2000, amount the Company, American National Bank and Trust Company of Chicago and the Lenders which are or become parties thereto. (9)
10.68 First Amendment to Credit Agreement, dated March 2000, among the Company, American National Bank of Trust Company of Chicago, Harris Trust and Savings Bank and Comerica Bank. (9)
10.69 Assumptions and Supplements to Guaranty Agreement, dated March 2000, by UPSHOT (New York), Inc., Market USA, Inc., UPSHOT Direct, Inc., Lipson Associates, Inc., HA-LO Sports, Inc., CF Napa Design, Inc., and Premier Promotions and Marketing, Inc. (9)

10.70 Guaranty Agreement, dated March 1, 2000 by Lee Wayne Corporation, Creative Concepts in Advertising, Inc. and Promotional Marketing, L.L.C. (9)
10.71 Letter Loan Agreement, dated March 1, 2000, between the Company, HA-LO Canada, Inc. and Bank One Canada. (9)
10.73 HA-LO Industries, Inc. Stock Option Plan for Starbelly Employees, Directors and Consultants. (16, 19)
10.74    HA-LO Industries, Inc. 2000 Stock Option Plan. (18, 19)
10.75 Amendment No. 1 to Merger Agreement, dated April 11, 2000, among the Company, Starbelly.com, Inc. and HA-LO Industries, Inc. (a subsidiary of the Company). (13)
10.76 Revolving Credit Agreement, dated as of March 31, 2000, among the Company, HA-LO Canada Inc., Comerica Bank and LaSalle Bank National Association, as agents for certain banks. (14)
10.77* Revolving Credit Note, dated as of March 31, 2000, made by the Company to the order of Comerica Bank.
10.78* Revolving Credit Note, dated as of March 31, 2000, made by the Company to the order of LaSalle Bank National Association.
10.79* Swing Line Note, dated as of March 31, 2000 made by the Company to the order of Comerica Bank.
10.80* Pledge Agreement (Company), dated as of March 31, 2000, between the Company and Comerica Bank, as agent for certain banks.
10.81* Domestic Security Agreement, dated as of March 31, 2000, among the Company, certain subsidiaries of the Company and Comerica Bank, as agent for certain banks.
10.82* Guaranty, dated as of March 31, 2000, made by the Company and certain subsidiaries of the Company to Comerica Bank and LaSalle Bank National Association, as agents for certain banks.
10.83* Swing Line Note (Canadian Permitted Borrower), dated as of March 31, 2000, made by HA-LO Canada Inc. to the order of Comerica Bank.
10.84* Canadian Stock Pledge and Security Agreement, dated as of March 31, 2000, between the Company and Comerica Bank, as agent for certain banks.
10.86* Stockholder's Agreement, dated as of January 17, 2000, between the Company and Bloomfield Partners Family Limited Partnership.
10.87* Stockholder's Agreement, dated as of January 17, 2000, between the Company and Bradley A. Keywell.
10.88* Stockholder's Agreement, dated as of January 17, 2000, between the Company and Coventry Partners Family Limited Partnership.
10.89* Stockholder's Agreement, dated as of January 17, 2000, between the Company and Eric P. Lefkofsky.
10.90* Promissory Note, dated April 4, 2000, made by Starbelly.com, Inc. to the Company in the amount of $5,000,000.
10.91* Employment Agreement, dated as of May 3, 2000, between the Company and Bradley A. Keywell. (19)
10.93* Employment Agreement, dated as of May 3, 2000, between the Company and Eric P. Lefkofsky. (19)
10.94* Agreement and Covenant Not to Compete, dated as of May 3, 2000, between the Company and Bradley A. Keywell.
10.95* Agreement and Covenant Not to Compete, dated as of May 3, 2000, between the Company and Eric P. Lefkofsky.
10.96* Employment Escrow Agreement, dated as of May 3, 2000, among the Company, American National Bank and Trust Company of Chicago and Bloomfield Partners Family Limited Partnership.
10.97* Employment Escrow Agreement, dated as of May 3, 2000, among the Company, American National Bank and Trust Company of Chicago and Coventry Partners Family Limited Partnership.

10.98* Third Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective April 1, 1999. (19)
10.99* Fourth Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective July 1, 1999. (19)
10.100* Fifth Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective August 1, 1999. (19)
10.101* Sixth Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective January 1, 1999. (19)
10.102* Seventh Amendment to the 1998 Restatement of the HA-LO 401(k) Savings Plan, effective January 1, 2001. (19)
21.1     List of subsidiaries of registrant (9)
23.1*    Consent of independent public accountants.
27.1     Financial Data Schedule - (9)
- ------------------------------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (no. 33-51698) on Form S-1, as amended, filed by the Company under the Securities Act of 1933, as amended.
(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to the Registration Statement (no. 333-10481) on Form S-4, as amended, filed by the Company under the Securities Act of 1933, as amended.
(6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(9) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement which was filed on July 28, 2000 pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated by reference herein pursuant to Rule 12b-32 under such Act.
(11) Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement which was filed on July 28, 2000 pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated by reference herein pursuant to Rule 12b-32 under such Act.
(12) Incorporated by reference to Appendix C to the Company's Definitive Proxy Statement which was filed on July 28, 2000 pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated by reference herein pursuant to Rule 12b-32 under such Act.
(13) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K which was filed on May 12, 2000.
(14) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(15) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K which was filed on September 1, 2000.
(16) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (no. 333-36236) on Form S-8, filed by the Company under the Securities Act of 1933, as amended.

(17) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement (no. 333-37470) on Form S-8, filed by the Company under the Securities Act of 1933, as amended.
(18) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement (no. 333-45060) on Form S-8, filed by the Company under the Securities Act of 1933, as amended.
(19)     Management contract or compensatory plan or arrangement.

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001


                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:   /s/ GREGORY J. KILREA
                              -----------------------
                                 Gregory J. Kilrea
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001:

               Signature                 Title
               ---------                 -----

          /s/ MARC S. SIMON              Chief Executive Officer and Director
         --------------------
             Marc S. Simon


         /s/ JOHN R. KELLEY JR.          Director
         --------------------
          John R. Kelley Jr.


           /s/ LOU WEISBACH              Chairman of the Board of Directors
         --------------------
             Lou Weisbach


          /s/ THOMAS HERSKOVITS          Director
         ---------------------
           Thomas Herskovits

         /s/ MARSHALL J. KATZ            Director
         ---------------------
            Marshall J. Katz


         /s/ ERIC LEFKOFSKY              Vice President and Director
        ---------------------
           Eric Lefkofsky


         /s/ BRADLEY A. KEYWELL          Director
         ---------------------
             Bradley A. Keywell


         /s/ RICHARD A. HEISE, JR.       Director
         ---------------------
         Richard A. Heise, Jr.

                                                INDEX TO FINANCIAL STATEMENTS



                                                                                                       Page
     HA-LO Industries, Inc.

         Report of Independent Public Accountants..................................................... F-2

         Consolidated Balance Sheets at December 31, 2000 and 1999..............................       F-3

         Consolidated Statements of Operations for each of the years ended
         December 31, 2000, 1999 and 1998.............................................................  F-4

         Consolidated Statements of Stockholders' Equity for each of the
         years ended December 31, 2000, 1999 and 1998..............................................     F-5

         Consolidated Statements of Cash Flows for each of the years ended
         December 31, 2000, 1999 and 1998.............................................................  F-6

         Notes to Consolidated Financial Statements...................................................  F-7

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders of HA-LO Industries, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of HA-LO Industries, Inc. (an Illinois corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HA-LO Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.




  ARTHUR ANDERSEN LLP

  Chicago, Illinois,
  April 2, 2001


                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                                         December 31,
                                                                                               -----------------------------
                                               A S S E T S                                           2000              1999
                                               -----------                                           ----              ----
                  CURRENT ASSETS:
                     Cash and equivalents                                                      $        13,444    $      9,998
                     Receivables-
                       Trade                                                                           133,929         138,897
                       Services and costs billable to clients                                           15,023          13,336
                       Other                                                                             2,419           2,321
                     Net current assets of discontinued operations                                       9,099          11,659
                     Inventories                                                                        32,970          37,746
                     Prepaid expenses and deposits                                                      30,599          16,799
                                                                                                --------------      ----------
                                    Total current assets                                               237,483         230,756
                                                                                                --------------      ----------
                  PROPERTY AND EQUIPMENT, net                                                           41,983          26,458
                                                                                                --------------      ----------
                  OTHER ASSETS:
                     Intangible assets, net                                                            265,091          76,863
                     Net non-current assets of discontinued operations                                  10,615          11,412
                     Other                                                                              19,805          20,708
                                                                                                --------------      ----------
                                    Total other assets                                                 295,511         108,983
                                                                                                --------------      ----------
                                                                                               $       574,977    $    366,197
                                                                                                ==============      ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                  CURRENT LIABILITIES:
                     Current maturities of long-term debt                                      $        68,525    $     21,855
                     Cash overdraft                                                                      8,024           3,177
                     Customer deposits                                                                   6,844           6,286
                     Accounts payable                                                                   84,188          56,960
                     Accrued expenses-
                       Commissions and wages                                                            14,401          15,047
                       Other                                                                             1,171           5,341
                     Reserve for restructuring                                                           3,430           3,684
                                                                                                --------------     -----------
                                    Total current liabilities                                          186,583         112,350
                                                                                                --------------     -----------

                  RESERVE FOR RESTRUCTURING                                                                 --          11,863
                  DEFERRED LIABILITIES                                                                   4,463           5,438

                  COMMITMENTS AND CONTINGENCIES

                  REDEEMABLE PREFERRED STOCK, no par value; 10,000,000 shares authorized and
                      4,866,069 issued, net of unamortized discount.                                    47,459              --

                  STOCKHOLDERS' EQUITY:
                     Common stock, no par value; 100,000,000 shares authorized and 68,470,298 and
                        48,724,790 issued and outstanding in 2000 and 1999, respectively               379,583         214,060
                     Unearned Compensation                                                             (19,303)         (1,488)
                     Accumulated other comprehensive income (loss)                                        (254)         (2,259)
                     Retained earnings (deficit)                                                       (23,554)         26,233
                                                                                                --------------     -----------
                                    Total stockholders' equity                                         336,472         236,546
                                                                                                --------------     -----------
                                                                                                    $  574,977      $  366,197
                                                                                                ==============     ===========



      The accompanying notes are an integral part of these balance sheets.


                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                                     Year Ended December 31,
                                                                               -------------------------------------
                                                                              2000                1999                 1998
                                                                    --------------     ---------------     ----------------
NET SALES:
  Products                                                               $ 519,368       $     493,197      $       464,826
  Services                                                                  92,739              68,842               41,625
                                                                    --------------     ---------------     ----------------
             Net Sales                                                     612,107             562,039              506,451

COST OF SALES:
  Products                                                                 355,382             326,759              296,730
  Services                                                                  57,340              38,150               29,128
  Restructuring - products                                                       -               2,653                    -
                                                                    --------------     ---------------     ----------------
            Cost of Sales                                                  412,722             367,562              325,858

                                                                    --------------     ---------------     ----------------
            Gross Profit                                                   199,385             194,477              180,593

SELLING EXPENSES                                                            91,487              87,656               69,362
GENERAL AND ADMINISTRATIVE EXPENSES                                        172,133             108,777               69,916
RESTRUCTURING AND OTHER                                                     (7,672)             27,260                9,227
                                                                    --------------     ---------------     ----------------
                  Operating Income(Loss)                                   (56,563)            (29,216)              32,088
                                                                    --------------     ---------------     ----------------
INTEREST INCOME                                                                  -               1,743                2,742
INTEREST EXPENSE                                                            (6,384)             (1,714)              (1,162)
                                                                    --------------     ---------------     ----------------
                  Pretax Income(Loss) from Continuing Operations           (62,947)            (29,187)              33,668
PROVISION(BENEFIT) FOR INCOME TAXES                                         (9,892)            (12,404)              13,473
                                                                    --------------     ---------------     ----------------
NET INCOME(LOSS) FROM CONTINUING OPERATIONS                                (53,055)            (16,783)              20,195

Accretion to Redemption Value of Preferred Stock                            (2,403)                  -                    -
                                                                    --------------     ---------------     ----------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS APPLICABLE TO COMMON
    STOCKHOLDERS                                                    $      (55,458)    $       (16,783)     $        20,195

DISCONTINUED OPERATIONS:
Income from Discontinued Operations (net of applicable income tax expense of $3,780,000 in 2000, $3,379,000 in 1999,
   and $2,650,000 in 1998)                                                   5,671               3,245                4,325
                                                                    --------------     ---------------     ----------------
NET INCOME(LOSS) APPLICABLE TO COMMON STOCKHOLDERS                  $      (49,787)    $       (13,538)    $         24,520
                                                                    ==============     ===============     ================
NET INCOME(LOSS) PER SHARE
    Basic                                                           $         (.84)    $          (.28)    $           0.55
    Diluted                                                         $         (.84)    $          (.28)    $           0.53
                                                                    ==============     ===============     ================
NET INCOME(LOSS) PER SHARE FROM CONTINUING OPERATIONS
    Basic                                                           $         (.93)    $          (.35)    $           0.45
    Diluted                                                         $         (.93)    $          (.35)    $           0.43
                                                                    ==============     ===============     ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                                   59,491              48,598               44,734
    Diluted                                                                 59,491              48,598               46,447
                                                                    ==============     ===============     ================

        The accompanying notes are an integral part of these statements.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except share amounts)


                                                      Common Stock
                                                 ---------------------
                                                                                       Accumulated
                                                                                            Other
                                                 Shares                     Unearned   Comprehensive
                                                 Issued       Amount     Compensation  Income (Loss)
                                                 ------       ------     ------------  -------------

BALANCE, December 31, 1997                     40,171,844   $ 66,241    $     (1,985)  $       (146)
  Dividends declared by pooled companies                -     (5,176)              -              -
  Issuance of shares through public offering    5,853,000    117,362               -              -
  Issuance of shares in connection with            51,986      1,426               -              -
    acquisitions, net
  Amortization of unearned compensation                 -          -             257              -
  Recognition of tax benefits from options,
    warrants and restricted stock                       -      9,490               -              -
  Exercise of stock options and warrants        1,728,959      9,335               -              -
  Repurchase of common stock                      (25,047)      (450)              -              -
  Net income                                            -          -               -              -
  Foreign currency translation adjustments              -          -               -           (634)
                                             ---------------------------------------------------------
BALANCE, December 31, 1998                     47,780,742   $198,228         $(1,728)         $(780)
  Issuance of shares in connection with           430,806      9,835               -              -
    acquisitions, net
  Amortization of unearned compensation                 -          -             240              -
  Recognition of tax benefits from
    options and warrants                                -      1,946               -              -

  Exercise of stock options and warrants          513,242      4,051               -              -
  Net loss                                              -          -               -              -
  Foreign currency translation adjustments              -          -               -         (1,479)
                                             ---------------------------------------------------------
BALANCE, December 31, 1999                     48,724,790  $ 214,060     $    (1,488)   $    (2,259)
  Issuance of shares in connection with        19,211,283    164,479               -              -
    acquisitions
  Employment contracts issued in
    connection with acquisition                                              (23,307)
  Amortization of unearned compensation                 -          -           5,492              -
  Recognition of tax benefits from
    options and warrants                                -        273               -              -
  Exercise of stock options and warrants          534,225        771               -              -
  Net loss applicable to common                         -          -               -              -
    shareholders, including accretion to
    redemption value of preferred stock
    of $2,403
  Foreign currency translation adjustments              -          -               -          2,005
                                             ---------------------------------------------------------
BALANCE, December 31, 2000                     68,470,298  $ 379,583     $   (19,303)   $      (254)
                                             =========================================================


                                               Retained        Total
                                               Earnings   Stockholders' Comprehensive
                                               (Deficit)      Equity     Income(Loss)
                                               --------       ------    -------------


BALANCE, December 31, 1997                   $   21,363    $  85,473
  Dividends declared by pooled companies         (6,342)     (11,518)
  Issuance of shares through public offering          -      117,362
  Issuance of shares in connection with               -        1,426
    acquisitions, net
  Amortization of unearned compensation               -          257
  Recognition of tax benefits from options,
    warrants and restricted stock                     -        9,490
  Exercise of stock options and warrants              -        9,335
  Repurchase of common stock                          -         (450)
  Net income                                     24,750       24,750       $   24,750
  Foreign currency translation adjustments
     Net of allocated income tax                      -         (634)           (634)
     benefits of $423
                                             ----------------------------------------
BALANCE, December 31, 1998                      $39,771     $235,491       $   24,116
  Issuance of shares in connection with               -        9,835       ==========
    acquisitions, net
  Amortization of unearned compensation               -          240
  Recognition of tax benefits from
    options and warrants                              -        1,946

  Exercise of stock options and warrants              -        4,051
  Net loss                                      (13,538)     (13,538)      $  (13,538)
  Foreign currency translation adjustments -
     Net of allocated income tax benefits
     of $986                                          -       (1,479)          (1,479)
                                             ----------------------------------------
BALANCE, December 31, 1999                   $   26,233   $  236,546       $  (15,017)
  Issuance of shares in connection with               -      164,479       ==========
    acquisitions
  Employment contracts issued in
    connection with acquisition                              (23,307)
  Amortization of unearned compensation               -        5,492
  Recognition of tax benefits from
    options and warrants                              -          273
  Exercise of stock options and warrants              -          771
  Net loss applicable to common                 (49,787)     (49,787)      $  (49,787)
    shareholders, including accretion to
    redemption value of preferred stock
    of $2,403
  Foreign currency translation adjustments-
    Net of allocated income tax benefits
    of $986                                           -        2,005            2,005
                                             ----------------------------------------
BALANCE, December 31, 2000                   $  (23,554)  $  336,472       $  (47,782)
                                             ========================================


        The accompanying notes are an integral part of these statements.


                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                                                                        Year Ended December 31,
                                                                            ------------------------------------
                                                                            2000              1999                1998
                                                                          --------          --------              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations and before             $    (53,055)     $    (16,783)   $       20,195
      accretion of preferred stock discount
   Adjustments to reconcile net income to net
      cash provided by (used for)
      operating activities-
       Discontinued Operations, net of tax                                    5,671             3,245             4,325
       Depreciation and amortization                                         49,368            11,806             7,855
       Deferred taxes                                                        (1,311)           (9,848)            (889)
       Increase (decrease) in cash surrender value                              367            (1,734)            (433)
       Increase (decrease) in deferred liabilities -other                      (664)            1,755               120
       Loss (gain) on disposal of property and equipment                       (326)             (198)               65
       Discontinued Operations, net assets                                    3,789            (3,180)          (2,571)
   Changes in assets and liabilities, net of effects of acquired companies-
         Receivables                                                          3,880            (1,334)         (17,575)
         Inventories                                                          4,832            (5,452)          (1,032)
         Prepaid expenses and deposits                                      (11,978)              548           (7,992)
         Accounts payable, accrued expenses and restructuring
           reserve                                                            7,422            (2,715)           24,610
                                                                        -----------       -----------       -----------
                  Net cash provided by (used for) operating                   7,995           (23,890)           26,678
                     activities
                                                                        -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (20,933)          (14,438)          (21,568)
   Proceeds on sale of property and equipment                                   662            11,104               788
   Maturity (purchase) of short-term investments                                985            50,922           (50,922)
   Increase in other assets                                                   1,635                 8            (1,139)
   Cash paid for acquisitions, net of cash acquired                         (40,079)          (41,708)           (8,418)
                                                                        -----------       -----------       -----------
                  Net cash provided by (used for) investing                 (57,730)            5,888           (81,259)
                     activities
                                                                        -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (payments) on debt                                             (1,695)           (4,380)          (11,074)
   Net borrowings (payments) under line of credit                            47,253            20,217           (38,050)
   Decrease (increase) in cash overdraft                                      4,847             2,890            (8,146)
   Net proceeds from issuance of common stock                                   771             4,050           128,123
   Repayments from related party                                                 --                --               663
   Cash dividends paid by pooled companies                                       --                --           (11,518)
   Repurchase of common stock                                                    --                --              (450)
                                                                        -----------       -----------       -----------
                  Net cash provided by financing activities                  51,176            22,777            59,548
                                                                        -----------       -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                       2,005            (1,479)             (634)
                                                                        -----------       -----------       -----------
NET INCREASE IN CASH AND EQUIVALENTS                                          3,446             3,296             4,333

CASH AND EQUIVALENTS, beginning of year                                       9,998             6,702             2,369
                                                                        -----------       -----------       -----------
CASH AND EQUIVALENTS, end of year                                      $     13,444       $     9,998     $       6,702
                                                                        ===========       ===========       ===========


         The accompanying notes are an integral part of these statements

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF THE BUSINESS:

HA-LO Industries, Inc. and Subsidiaries (the "Company") is a brand marketing organization with diverse marketing disciplines centered around its clients' brands. The Company's core business is the distribution of promotional and premium products. These products are marketed by an international network of sales representatives to customers throughout the United States, Canada and Europe. Through a subsidiary, the Company also provides promotional marketing services, principally to large corporations throughout the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

         A.   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HA-LO Industries, Inc. and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         B. RECLASSIFICATION

Certain 1999 and 1998 balances have been reclassified to conform with the 2000 presentation.

         C. STOCK SPLIT

On January 26, 1999, the Company's Board of Directors declared a 3-for-2 stock split. The split was effective February 19, 1999 to shareholders of record on February 5, 1999. All share and per share data has been retroactively adjusted to give effect to the stock split.

         D. REVENUE RECOGNITION

Revenues derived from the distribution of promotional and premium products are recognized when merchandise is shipped to customers. Revenues from promotional marketing services are recognized as services are provided.

         E. CASH AND EQUIVALENTS

Cash equivalents consist principally of short-term money market instruments with original maturities of three months or less.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         F.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated for financial reporting purposes over the estimated useful lives on a straight-line basis as follows:

Buildings                                                            15-39 years
Furniture, fixtures and equipment                                     5-10 years
Computer and telephone equipment                                      5-7 years
Vehicles                                                                5 years
Leasehold Improvements                                             Life of lease


Property and equipment at December 31, are comprised of the following:

(in thousands)                                      2000              1999
- ---------------------------------------------------------------------------
Land                                              $     19             $ 146
Buildings                                              129               165
Furniture, fixtures and equipment                   24,431            18,189
Computer and telephone equipment                    36,056            20,369
Vehicles                                               486               562
Leasehold improvements                               6,888             5,968
- ----------------------------------------------------------- -----------------
                                                    68,009            45,399
Less - Accumulated depreciation                     26,026            18,941
- ----------------------------------------------------------- -----------------
Property and equipment, net                       $ 41,983          $ 26,458
- ----------------------------------------------------------- -----------------

Depreciation expense for 2000, 1999 and 1998 was $8,293,000, $6,433,000 and
$5,128,000 respectively.

         G.   LONG-LIVED ASSETS

Intangible assets consist primarily of the cost of purchased businesses in excess of the fair value of net assets acquired and are amortized on a straight-line basis from five to fifteen years. Amortization expense in 2000, 1999, and 1998 was approximately $41,075,000, $5,373,000, and $2,727,000, respectively. Accumulated amortization as of December 31, 2000 and 1999 was $49,897,000 and $12,730,000, respectively.

The Company reviews the carrying value of all long-lived assets to determine whether there are any impairment losses. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the expected future operating cash flows, an impairment loss would be charged to expense in the period identified.

         H.   INVENTORIES

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. The following are the major components of inventories at December 31.

                                                Year Ended December 31,
                                       ----------------------------------------
(in thousands)                                2000                 1999
- -------------------------------------- -------------------- -------------------
  Raw Materials                                  $   7,844             $ 7,113
  Finished goods                                    25,126              30,633
- -------------------------------------- -------------------- -------------------
    Inventories                                   $ 32,970            $ 37,746
- -------------------------------------- -------------------- -------------------

Inventories on the accompanying consolidated balance sheets are net of reserves of approximately $1,429,000 as of December 31, 2000 and $2,445,000 as of December 31, 1999.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         I.       ACCRUED EXPENSES

Accrued expenses - other is primarily comprised of accrued royalties and rebates, income taxes, sales taxes and other miscellaneous expenses.


         J.       STATEMENTS OF CASH FLOWS

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:



                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
(in thousands)                                                                2000          1999          1998
- ------------------------------------------------------------------------- -------------- ------------ -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest                                      $  4,835        $ 2,136      $ 1,259
  Cash paid during year for income taxes                                  $  1,613        $ 3,004      $ 5,180
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Issuance of common shares in  connection with business acquisitions,
      net                                                                 $164,479        $ 9,835      $ 1,426
  Liabilities assumed in connection with business acquisitions            $  7,479        $24,063      $ 7,093
  Issuance of redeemable preferred stock in connection with business
      acquisitions, net                                                   $ 47,500              -            -
  Write-off of assets in connection with restructuring                    $      -        $12,773      $     -


         K.  FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's foreign operations is the applicable local currency. Revenues and expenses from foreign operations are translated at average rates in effect at the time of the underlying transaction. Assets and liabilities of foreign entities are translated at year-end exchange rates with gains and losses resulting from such translations included in stockholders' equity.


         L. USE OF ESTIMATES

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


NOTE 3. RECEIVABLES:

The Company provides services to customers in diversified industries and grants unsecured trade credit to customers in the normal course of business. Trade receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $3,842,000 as of December 31, 2000 and $ 2,732,000 as of December 31, 1999. Services and cost billable to clients represent earned, but unbilled receivables relating to the Company's promotion marketing agency.

No single customer accounted for more than 10% of net sales in 2000, 1999 or in 1998.

NOTE 4. INCOME TAXES:

The Company's provision(benefit) for income taxes consists of the following amounts:


(in thousands)                     2000              1999         1998
- ------------------------------- ---------       ---------      ---------
Current provision(benefit)      $ (8,581)       $  (4,042)     $ 13,242
Deferred benefit                  (1,311)          (8,362)          231
- ------------------------------- ---------       ---------      ---------
   Total provision(benefit)     $ (9,892)       $ (12,404)     $ 13,473
- ------------------------------- ---------       ---------      ---------


The Company's effective tax rate is reconciled to the Federal statutory rate as follows:

                                              2000       1999     1998
- ---------------------------------------------------------------------------
Federal statutory rate                        35.0%     35.0%     35.0%
State income taxes
   (net of Federal benefit)
                                               5.0       5.0       5.0
Amortization of non-deductible goodwill      (24.1)      2.5
Other                                         (.2)        -         -
- ---------------------------------------------------------------------------
Effective tax rate                            15.7%     42.5%     40.0%
- ---------------------------------------------------------------------------

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes result from temporary differences in the recognition of revenue and expense items for income tax and financial reporting purposes and are summarized as follows:

                                                            (Asset)/Liability
                                                          --------------------
(in thousands)                                              2000          1999
- --------------------------------------------------------------------------------
DEFERRED TAXES - CURRENT:
Restructuring reserves                                     (3,434)      (3,574)
Credits due                                                 2,022        2,327
Advanced commissions                                          413          354
Non-deductible reserves                                    (2,053)      (1,148)
Inventory valuation                                          (546)        (382)
Other                                                         (66)         450
- --------------------------------------------------------------------------------
   Total deferred taxes-current                           $(3,664)     $(1,973)

DEFERRED TAXES - NON-CURRENT:
Restructuring reserves                                        $ -     $ (4,713)
Acquisition costs                                          (2,948)      (2,968)
Depreciation                                                5,860        1,514
Amortization                                               (1,998)        (642)
Deferred costs                                               (774)      (1,189)
NOL Carryforwards                                          (7,205)           -
Tax credit carryforward                                    (1,191)      (1,006)
Other                                                       1,851          735
- --------------------------------------------------------------------------------
   Total deferred taxes-non-current                        (6,405)      (8,269)
- --------------------------------------------------------------------------------
Less: Valuation allowance                                       -        1,484
- --------------------------------------------------------------------------------
   Total deferred taxes - non-current, net of valuation
        allowance                                          (6,405)      (6,785)
- --------------------------------------------------------------------------------
   Total deferred tax asset                              $(10,069)     $(8,758)
- --------------------------------------------------------------------------------

Current and non-current deferred tax assets are included in prepaid expenses and other assets, respectively, on the accompanying consolidated balance sheets.

In connection with the purchase of the capital stock of Starbelly.com, the Company acquired a net operating loss carryforward of approximately $14,300,000. This carryforward expires in 2014 and may be used to offset the Company's future taxable income generated from operations. The Company has additional net operating loss carryforwards of $45,300,000. Of this amount, $3,300,000 expire in 2014 and the remainder in 2015. These carryforwards are available to offset the Company's future taxable income and any gains resulting from the sales of one or more of its business units.

NOTE 5. DEBT:

The Company has a facility that provides for a commitment of up to $80 million. Maximum borrowings are based on eligible accounts receivable, are secured by the Company's domestic assets and bear interest at the option of the Company at either prime plus 1.50% or the London Interbank Offered Rate (LIBOR) plus 3.00%, based on a defined ratio. The agreement contains certain financial covenants that the Company must meet, including minimum tangible net worth, maximum leverage and interest coverage. As of December 31, 2000, the Company was either in compliance or had obtained waivers for the financial covenants set forth in the credit agreement.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The interest coverage ratio mentioned above is based on an annual operating income amount that includes the previous four quarters. While the Company obtained a waiver for the covenant as of December 31, 2000, the covenant will need to be redefined in order for the Company to be in compliance for the quarter ended March 31, 2001. The Company is in the process of working with its banks to redefine the covenant.

As of December 31, 2000, the prime rate was 6.00% and LIBOR was 6.00%.

NOTE 6. DISCONTINUED OPERATIONS:

In March, 2001 the Company's Board of Directors approved a management initiative to dispose of two of its business units. The initiative is designed to focus the Company's resources on its core promotional products business and reduce outstanding debt. The operating units to be disposed include the Company's brand strategy and identity and telekmarketing business units.

Accordingly, these businesses have been classified as discontinued operations and have been treated in the accompanying financial statements in accordance with APB Opinion No. 30. Amounts for 1999 and 1998 have been restated to give effect to the discontinuance for all periods presented.

The operating results of the discontinued operations are summarized as follows:


(in thousands, except per share amounts)                                    2000           1999          1998
- -------------------------------------------------------------------------------------------------------------------

Sales                                                                   $ 102,705      $  88,373       $ 83,218
Pretax Income                                                               9,451          6,624          7,206
Income tax provision                                                        3,780          3,379          2,881
Net Income                                                                  5,671          3,245          4,325
Net income per share--Basic:                                            $     .10      $     .07       $    .10
- -------------------------------------------------------------------------------------------------------------------

The Company allocates interest income and expense to its subsidiaries based on actual cash generated or required to fund its operations and capital expenditures. Interest income allocated to discontinued operations was $980,000 in 2000, $326,000 in 1999, and $53,000 in 1998.

The net assets of discontinued operations are summarized as follows:


As of December 31,                                                        2000               1999
- ------------------------------------------------------------------------------------------------

Accounts receivable, services billable to clients and
prepaid expenses and deposits                                            $ 22,711        $25,495

Accounts payable, accrued expenses and other current
liabilities                                                               (13,612)       (13,836)
                                                                         ---------       --------
Net current assets of discontinued operations                               9,099         11,659
                                                                         ---------       --------
                                                                         ---------       --------

- ------------------------------------------------------------------------------------------------
Property and Equipment                                                      9,737         10,545
Goodwill, net of amortization                                                 819            248
Other non-current assets                                                      181            889
Long term debt and other non-current  liabilities                            (122)          (270)
                                                                         ---------       --------
Net non-current assets of discontinued operations                          10,615         11,412
                                                                         ---------       --------
                                                                         ---------       --------

- ------------------------------------------------------------------------------------------------

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. RELATED-PARTY TRANSACTIONS:

A member of the Board of Directors renders acquisition consulting services to the Company pursuant to an agreement. The director's compensation is strictly contingent upon the successful completion of an acquisition and is paid in the form of cash plus options at an exercise price equal to the fair market value of the underlying stock on the date of grant. These options vest over various periods up to two years. During 2000, the director earned cash compensation of approximately $600,000 and was granted 121,971 options. During 1999, the director earned cash compensation of approximately $910,000 and was granted 49,191 options. During 1998, the director earned cash compensation of approximately $770,000 and was granted 264,400 options. Cash compensation paid to the director has been reflected as a cost of the related acquisitions. Additionally, the fair value of the options granted to the director in 2000 has been included in the cost of the acquisitions. The fair value of options issued prior to 2000 was not material and therefore was not included as a cost of the acquisition.

In June 1999, the Company received approximately $9.6 million, which approximated fair market value of the facility, in connection with its exercised option to sell an office and warehouse facility to an entity controlled by the former Vice Chairman of the Board ("Vice Chairman") of the Company. No gain or loss was recognized as a result of this sale. The Company is currently leasing the facility from the entity controlled by the former Vice Chairman. During 2000, the Company made rental payments of approximately $1,033,000 under the lease. Additionally, the former Vice Chairman controls another entity which leased office space to the Company for approximately $404,000 and $601,000 in 2000 and 1999, respectively.

In 2000 and 1999, the Company paid approximately $1,445,000 and $1,306,000, respectively, to an entity in which the former Vice Chairman indirectly owns a 49% interest. Payments were primarily for embroidery services.

In 2000 the Company made lease payments of $150,000 to an entity controlled by its Vice President, who is also a director of the Company, and another director. These payments related to the rent on the office and warehouse facility previously occupied by an entity acquired in 2000.

Additionally, in 2000, general legal services were provided to the Company by a law firm in which the brother of the Vice President and director of the Company is a partner. The total amount of legal fees paid to this firm in 2000 was $125,000.

In November 2000, the Company received approximately $8.5 million in connection with the exercised option to sell certain operating facilities to entities controlled by three principals of one of the businesses to be disposed of. The Company then entered into long-term lease arrangements on these facilities with lease terms ranging from seven to eleven years. The Company made lease payments of approximately $128,000 for the use of the facilities.

In addition to the above, the Company also leases other facilities from entities that are controlled by the same three principals. During 2000, the Company made lease payments to the related parties of approximately $130,549 for the use of these facilities during the year.


NOTE 8. COMMITMENTS AND CONTINGENCIES:

The Company has operating lease commitments primarily relating to sales and support facilities in addition to certain office equipment. These leases expire at various dates through December, 2018. The aggregate annual minimum lease payments under non-cancelable leases on December 31, 2000 are as follows:

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ending December 31- (in thousands)
- -------------------------------------------- --------
2001                                         $ 19,267
2002                                           18,838
2003                                           18,384
2004                                           17,137
2005                                           14,425
Thereafter                                    113,381
- -------------------------------------------- --------
                                             $201,432
- -------------------------------------------- --------

Rent expense (exclusive of operating expenses) charged for the facilities totaled approximately $11,288,000, $9,158,000 and $5,014,000 for 2000, 1999
and 1998, respectively.

At December 31, 2000, the Company has approximately $2,200,000 in outstanding letters of credit issued in the ordinary course of business.

Various lawsuits have arisen in the ordinary course of the Company's business. The Company believes that its defenses are meritorious and that the eventual outcome of those lawsuits will not have a material effect on the Company's financial position or results of operations.

NOTE 9. BUSINESS COMBINATIONS:

During 2000, the Company acquired two companies, both of which were accounted for as purchases. In May 2000, the Company completed the acquisition of Starbelly.com, an internet based promotional products company, for approximately 17.1 million shares of its common stock, 5.1 million shares of redeemable preferred stock (see note 13) and $19 million in cash. The Company also loaned Starbelly.com $20 million to help fund its operations during the approximately four-month period between the signing of the merger agreement and the closing of the transaction. Common stock issued in the transaction was valued at approximately $147 million. The redeemable preferred stock was valued at approximately $45 million, which reflects its net present value on the date of closing. In addition, approximately $23 million was assigned to the value of employment contracts entered into with each of Starbelly.com's two cofounders. This amount is reflected as unearned compensation, a component of stockholders' equity on the accompanying consolidated balance sheet, and is being amortized on a straight line basis over the three year term of the agreements. Goodwill recognized on the transaction of approximately $210 million is being amortized on a straight line basis over 5 years.

Additionally, the Company's promotion marketing agency completed an acquisition in 2000 for 2.1 million exchangeable shares of stock. The shares can be converted at the holder's option into shares of the Company's common stock on a one-to-one basis, and are treated as common stock on the balance sheet since they carry the same rights and priviledges as common stock. Goodwill related to this acquisition is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

During 1999, the Company acquired eight companies. All of the acquisitions were accounted for as purchases. In January 1999, the Company completed the acquisition of Parsons International, a French based promotional products company, for approximately 400,000 shares of its common stock, which had a fair market value of $9.0 million, and $36.0 million in cash. The transaction originally included earn-out consideration of up to $23.5 million, payable in stock up to defined limits with the balance due in cash. This consideration could have been earned over 2 years, based on achievement of targeted operating results. During 2000, the agreement was amended to cap the earnout at $18.5 million and limit the period in which it could be earned to one year. During the fourth quarter of 2000 and the first quarter of 2001, the Company paid approximately $10 million and issued 3 million shares of its common stock in settlement of the earnout.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Additionally in 1999, the Company completed the acquisitions of seven other promotional product companies for an aggregate of approximately $11.5 million in cash. Goodwill related to these acquisitions is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

During 1998, the Company acquired five companies. Two of theses acquisitions were accounted for as pooling-of-interests. In June, 1998, the Company completed the acquisition of a promotion marketing agency, Promotional Marketing, L.L.C, (d/b/a/UPSHOT), for approximately 3.3 million shares of its common stock. In November 1998, the Company acquired a premium promotional products company, Premier Promotions and Marketing, Inc. for approximately
2.7 million shares of its common stock.

Also during 1998, the Company acquired two distributors of promotional products and one promotion marketing agency that were accounted for as purchases. These companies were acquired for an aggregate 87,000 shares of the Company's common stock and $3.7 million in cash. The common stock issued in these acquisitions had a fair market value of approximately $1.8 million. Goodwill resulting from these acquisitions is being amortized on a straight-line basis over 15 years. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

NOTE 10: RESTRUCTURING AND OTHER CHARGES:

In July 1999, the Company adopted a plan to restructure its promotional product operations and to a lesser extent its telemarketing and marketing service divisions. The focus of the restructuring was to centralize back office functions, consolidate distribution capabilities and information systems and streamline the management reporting structure. Upon completion, the restructuring will result in the elimination of approximately 200 positions and the consolidation and closing of over 20 offices/warehouses.

During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. In the fourth quarter of 2000 the Company reversed $7,672,000 million of the reserve as the plan was implemented more efficiently than originally projected. The remaining reserve of $3,430,000 is expected to be utilized in the first half of 2001. The following is a roll-forward of the restructuring reserve:


                                                         Severance
(in thousands)           Facility          Asset           and            Other
                      Consolidation     Write downs     Terminations     Charges     Total

Expensed in 1999          14,994          8,804            3,528           2,674     30,000
Utilized in 1999           2,199          8,804            1,036           2,414     14,453
                          ------          -----            -----           -----     ------
Balance--12/31/99         12,795              -            2,492             260     15,547
Utilized in 2000           3,020              -            1,292             133      4,445
Reversals in 2000          6,915              -              630             127      7,672
                          ------          -----            -----           -----     ------
Balance--12/31/00        $ 2,860              -            $ 570              -      $3,430
                          ======          =====            =====           =====     ======


Asset write-downs are the result of consolidating the operations of various promotional product operations. These asset write-downs relate to duplicate computer systems and warehouse systems that will not be used due to the consolidation. Included in the asset write downs above,

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are inventory write-downs of $2.7 million, which have been classified as a component of cost of goods sold, for the cancellation of certain promotional programs and exiting certain lines of business.

The other changes captioned above primarily relate to sample products utilized by the sales force. These long term assets were previously capitalized when purchased and amortized over six years. The restructuring plan includes a sales force reduction. In conjunction with the implementation of the sales force reduction, the company changed its policy to provide that ownership of the sample products would revert to the sales force. Accordingly, the unamortized balance of sample products is being written off as part of the restructuring charge.

NOTE 11.  LIQUIDITY

The Company's credit facility includes various financial covenants, including maintenance of an interest coverage ratio based on operating results for the previous four quarters. The Company violated this covenant at December 31, 2000, and because of the cumulative nature of the calculation, has advised its banks it will be in violation at the end of the first quarter. The existing covenant violation has been waived by the banks. The Company and its banks have discussed the need to redefine the covenant to more attainable levels, but until such redefinition occurs, the Company could be in violation throughout 2001. The Company's financial institutions have been cooperative in working with the Company in its efforts to dispose of certain of its business units and management believes the banks will continue to waive existing violations as long as the Company continues to execute its strategies to reduce outstanding borrowings. Current borrowings on the credit facility are within the formula amounts defined in the agreement and outstanding borrowings from the bank have fallen from a peak of $71.9 million on February 9, 2001 to $53.5 million at March 27, 2001. Subsequent to the completion of the sale of the entities discussed below, the Company intends to renegotiate its lending arrangements with its financial institutions. The debt outstanding under the Revolver has been classified as a current liability in the accompanying financial statements.

In addition to its credit facility, the Company has an obligation to holders of the redeemable preferred stock (see Note 13). The Company is precluded from borrowing on its credit facility to fund the preferred stock redemption. Management is in the process of renegotiating the terms of the preferred stock and has received preliminary indications from the majority preferred stockholder that this will result in some combination of an extension of payment terms of at least twelve months, modification of conversion rights, and revision of dividend rates for default payments.

Management's strategies to continue reducing its leverage include the following: implementation of a cost reduction program, which will improve operating cash flow, and consummation of a transaction to sell one or both of two business units. Each of these actions are described below.

The Company hired a new Chief Executive Officer on February 22, 2001. At his direction, the Company began an aggressive initiative to identify cost reduction opportunities and eliminate discretionary spending. Some of the identified opportunities have already been implemented,

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and various discretionary expenditures have been eliminated. The initiative is continuing and the first phase is expected to be completed during the second quarter of 2001, with full implementation occurring before the end of 2001. Management believes the result of the initiative will reduce expenses in 2001 by $10 -$15 million. During this initiative, management will review its business strategy. This review could result in a second quarter restructuring charge and may also result in an impairment charge for certain of its long lived assets.

The Company is actively engaged in the sale of two subsidiaries. (See footnote 6). One of these transactions is in the final stages of contract review. The material terms of the transaction have been agreed to by the parties. The Company has received a fairness opinion on this transaction from its investment banker. The second transaction is subject to a letter of intent which defines the significant terms of the transaction. The buyers in both transactions have completed their due diligence analyses and management believes that both transactions will be completed during the second quarter. The net proceeds from these sales, based on the terms of the contract and the letter of intent, are expected to exceed $50 million, exclusive of earnout consideration to be received during the first quarter of 2002. Additionally, in March 2001, the Company sold a portion of its interest in a joint venture for $6 million. The buyer, a group that includes the former Vice Chairman of the Company, has an option to purchase the remaining interest for an additional $14 million if exercised by April 15, 2001 and closed by April 30, 2001.

In management's opinion the actions identified will be sufficient to meet the needs of Company for 2001.

NOTE 12. CAPITAL STOCK AND EARNINGS PER SHARE:

In May, 1998, the Company sold, through a public offering, 5,853,000 shares of its common stock. The net proceeds realized from the offering were approximately $117.4 million.

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares assuming dilutive stock options and warrants outstanding were exercised during the period. The computation of net income per share was as follows:



(in thousands, except per share amounts)                 2000          1999         1998
- -------------------------------------------------------------------------------------------

Net income(loss)                                      $(49,787)     $(13,538)     $ 24,520
Net income(loss) per share--Basic:
   Weighted average common shares                       59,491        48,598        44,734
   Net income(loss) per share--Basic                    $ (.84)       $ (.28)       $  .55
Net income(loss) per share--Diluted:
   Weighted average common shares                       59,491        48,598        44,734
   Effect of dilutive stock options
      and warrants                                           -             -         1,713
- -------------------------------------------------------------------------------------------
   Weighted average shares assuming dilution            59,491        48,598        46,447
- -------------------------------------------------------------------------------------------
   Net income(loss) per share--Diluted                  $ (.84)       $ (.28)       $  .53
- -------------------------------------------------------------------------------------------


NOTE 13. REDEEMABLE PREFERRED STOCK:

Holders of the redeemable preferred stock have rights that enable them to redeem their shares for a per share value of $10 or to convert each share to a share of the Company's common stock. The preferred shares have the same voting rights as the common shares. Redemption demands must be made between May 5, 2001 and June 4, 2001. The Company is to make payment within 60 days after receipt of redemption notification. In the event of non-payment, the shares accrue dividends at the rate of 8% of the liquidation price per annum. The rate at which dividends accrue will increase by 4% every six months until the redemption price has been paid in full. Redeemable preferred stock is reflected at the net present value of the redemption obligation on the accompanying consolidated balance sheet.

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. STOCK OPTIONS:

The Company has three stock plans which provide for reservation and issuance of options to purchase shares of the Company's common stock, restricted stock, stock appreciation rights and phantom stock awards. The number of option shares or rights to be issued and the terms thereof are at the discretion of the Compensation Committee of the Company's Board of Directors. Pursuant to the plans, an aggregate of 21,189,822 shares of the Company's common stock have been reserved. At December 31, 2000, there was an aggregate 1,583,368 available for future grant under the plans. The exercise price for incentive stock options and non-qualified stock options granted under the plans may not be less than 100% and 85%, respectively, of the fair market value of the common stock at the date of grant. As granted under the plans, the majority of the options vest annually over three years, commencing one year from the date of grant. All options granted under the plans expire ten years from the date of grant.

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

(in thousands, except per share amounts)       2000         1999          1998
- --------------------------------------------------------------------------------
Net income(loss)
  As reported                             $ (49,787)     $ (13,538)     $ 24,520
  Pro forma                               $ (62,577)     $ (22,158)     $ 17,222

Basic earnings(loss) per share
  As reported                                $ (.84)        $ (.28)        $ .55
  Pro forma                                 $ (1.05)        $ (.46)        $ .38

Diluted earnings(loss) per share
  As reported                                $ (.84)        $ (.28)        $ .53
  Pro forma                                 $ (1.05)        $ (.46)        $ .37
- --------------------------------------------------------------------------------

Because the disclosure requirements of FASB Statement No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free interest rate of 6.2% in 2000 and interest rates between 4.6% and 5.6% in 1999 and 1998.; zero dividend yield for all years; expected lives of 4 years for all years; and volatility of 40 percent for all years.

A summary of the status of the Company's fixed stock option plan and warrants issued as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        2000                         1999                           1998
                             ---------------------------- ---------------------------  -------------------------------
                                           Weighted                    Weighted                         Weighted
                                           Average                     Average                          Average
                               Shares   Exercise Price     Shares   Exercise Price        Shares     Exercise Price
- ----------------------------------------------------------------------------------------------------------------------

BEGINNING OUTSTANDING        10,948,444      $14.37       9,117,825      $15.03        7,625,672         $ 11.76
GRANTED
     Price equal to fair      6,222,582       $3.70       2,416,153      $11.14        3,294,210         $ 17.59
value
     Price in excess of fair    709,400       $5.32         202,300       $8.25            -
value                                                                                                          -
EXERCISED                      (534,225)      $1.31        (513,242)      $7.89       (1,728,959)         $ 5.40
CANCELLED                      (952,423)     $11.04        (274,592)     $15.84          (73,098)        $ 15.38
- ----------------------------------------------------------------------------------------------------------------------
ENDING OUTSTANDING           16,393,778      $10.58      10,948,444      $14.37        9,117,825         $ 15.03

EXERCISABLE AS OF 12/31      10,865,051                   5,724,238                    3,831,682

Weighted average fair value
   of options granted:
Price equal to fair value        $ 4.39                      $ 4.20                       $ 6.73
Price in excess of fair          $ 0.32                      $ 0.18                            -
value
- ----------------------------------------------------------------------------------------------------------------------


The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000:



                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        ------------------------------------------------------- ------------------------------------
                                              Weighted
                            Number            Average            Weighted            Number           Weighted
Range of                  Outstanding        Remaining            Average          Exercisable        Average
Exercise Prices            12/31/00       Contractual Life    Exercise Price        12/31/00       Exercise Price
- -------------------------------------------------------------------------------------------------------------------

$ 0.00 - $ 1.33            1,767,189            8.81               $1.20            1,412,358           $1.20
$ 1.47 - $ 5.06            1,965,591            8.84               $3.71            1,363,773           $3.89
$ 5.13 - $ 6.00            1,701,570            9.00               $5.39              425,089           $5.73
$ 6.06 - $ 8.62            1,792,326            8.77               $6.84              582,709           $6.89
$ 8.89 - $10.22            1,641,136            7.29               $9.33              997,724           $9.52
$ 10.44 - $14.83           1,646,970            7.63              $13.66              956,612          $13.22
$ 14.87 - $16.46           2,140,367            7.01              $15.78            1,711,343          $15.78
$16.50 - $17.25            1,656,811            6.20              $16.83            1,603,403          $16.82
$17.33 - $22.40            2,022,808            6.87              $20.60            1,756,303          $20.74
$22.50 - $24.00               59,010            7.93              $23.33               55,737          $23.35
- -------------------------------------------------------------------------------------------------------------------
$ 0.00 - $24.00           16,393,778            7.82              $10.58           10,865,051          $11.72
- -------------------------------------------------------------------------------------------------------------------

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. BUSINESS SEGMENT INFORMATION:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                              December 31,
                                ------------------------------------------------
(in thousands)                  2000               1999              1998
- -------------------------------------------- ----------------- -----------------


Net Sales:
- -------------------------------------------- ----------------- -----------------
Branded Solutions                $  519,368          $493,197          $464,826
Marketing services                   92,739            68,842            41,625
- -------------------------------------------- ----------------- -----------------
  Total consolidated             $  612,107          $562,039          $506,451
- -------------------------------------------- ----------------- -----------------

Operating income (loss)(1):
- -------------------------------------------- ----------------- -----------------
Branded Solutions (2)            $  (59,123)         $(36,376)         $ 29,550
Marketing services                    2,560             7,160             2,537
- -------------------------------------------- ----------------- -----------------
 Total consolidated              $  (56,563)         $(29,216)         $ 32,087
- -------------------------------------------- ----------------- -----------------

Depreciation and amortization:
- -------------------------------------------- ----------------- -----------------
Branded Solutions                $   47,574          $ 10,993           $ 7,587
Marketing services                    1,794               813               268
- -------------------------------------------- ----------------- -----------------
 Total consolidated              $   49,368          $ 11,806           $ 7,855
- -------------------------------------------- ----------------- -----------------

Total assets:
- -------------------------------------------- ----------------------------------
Branded Solutions                $  507,870          $303,801          $244,355
Marketing services                   50,121            49,665            33,389
Corporate (3)                        16,986            12,731            58,951
- -------------------------------------------- ----------------- -----------------
 Total consolidated              $  574,977          $366,197          $336,695
- -------------------------------------------- ----------------- -----------------

Capital expenditures:
- -------------------------------------------- ----------------------------------
Branded Solutions                $   16,827          $ 11,382          $ 19,917
Marketing services                    4,106             3,056             1,651
- -------------------------------------------- ----------------- -----------------
 Total consolidated              $   20,933          $ 14,438          $ 21,568
- -------------------------------------------- ----------------- -----------------

(1) Includes $7,672,000 of income from a restructuring accrual reversal in 2000, $30,000,000 of restructuring charges in 1999 and $10,300,000 of expenses incurred to complete pooling-of-interests acquisitions in 1998.

(2)      Includes corporate overhead expenses for all periods presented.

(3)      Cash and short-term investments are considered corporate assets.

         Summarized financial information by geographic area follows:

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           December 31,
                             -------------------------------------------------
(in thousands)                    2000                1999              1998
- ------------------------------------------ ----------------- -----------------

Revenues:
- ------------------------------------------ ----------------- -----------------
United States                  $  505,260          $470,554          $452,679
Foreign                           106,847            91,486            53,772
- ------------------------------------------ ----------------- -----------------
 Total consolidated            $  612,107          $562,040          $506,451
- ------------------------------------------ ----------------- -----------------

Long-lived assets:
- ------------------------------------------ ----------------- -----------------
United States                  $  284,237          $ 83,364          $ 63,028
Foreign                            43,890            43,808            11,926
- ------------------------------------------ ----------------- -----------------
 Total consolidated            $  328,127          $127,172          $ 74,954
- ------------------------------------------ ----------------- -----------------


NOTE 17. UNAUDITED SELECTED QUARTERLY OPERATING RESULTS:

The following table represents unaudited selected financial information for the eight quarters ended December 31, 2000. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.



(in thousands, except per share amounts)                                             Quarter Ended
- ----------------------------------------------------------------------------------------------------------------------------
                                                   2000                                            1999
                                -------------------------------------------     --------------------------------------------
                                Mar.31     June 30    Sept. 30   Dec.31         Mar.31     June 30   Sept. 30     Dec.31
- ------------------------------- ---------- ---------- ---------- ---------- --- ---------- --------- ------------ ----------

Net sales                       $135,252   $149,959   $149,418   $ 177,478      $134,705   $136,990   $127,061     163,284

Gross profit                    $ 42,115   $ 51,443   $ 50,421   $  55,406      $ 47,339   $ 47,454   $ 39,293     $60,391

Net income from Continuing
Operations                      $ (6,057)  $(13,416)  $(19,138)  $ (16,847)     $  3,459    $  (472)  $ 22,077)    $ 2,307

Net Income Applicable to
Common Stockholders             $ (4,613)  $(11,678)  $(17,577)   $(15,919)     $  4,199   $    853   $(20,583)    $ 1,993

Net income(loss) per
share-diluted, from
Continuing Operations           $   (.12)    $ (.23)    $ (.30)   $   (.25)        $ .05     $ (.02)    $ (.45)      $ .05

Net income(loss) per
share-diluted                   $   (.09)    $ (.20)    $ (.27)   $   (.24)        $ .09      $ .02     $ (.42)      $ .04


                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

To the Board of Directors and
Shareholders
Of HA-LO Industries, Inc. and
Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of HA-LO Industries, Inc. and Subsidiaries and issued our unqualified opinion thereon dated March 22, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
April 2, 2001

                     HA-LO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

                                                   ADDITIONS    DEDUCTIONS
                                      BEGINNING   CHARGED TO    WRITE-OFFS     ENDING
            DESCRIPTION                BALANCE      EXPENSE     AND OTHER     BALANCE
            -----------                -------      -------     ----------    -------

2000
      Bad debt reserve                    2,732       1,339         229         3,842
      Inventory valuation reserve         2,084         243         898         1,429

1999
      Bad debt reserve                    2,654         789         711         2,732
      Inventory valuation reserve         1,492       1,020         428         2,084

1998
      Bad debt reserve                    2,616       1,857       1,819         2,654
      Inventory valuation reserve         1,078         942         528         1,492


(a)   Other additions primarily relate to reserves acquired through business combinations
