Form 10-K/A
period 2000-12-31
HA LO INDUSTRIES INC
filed 2001-04-27
CIK 891285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
                                   (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 2000 or

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

                     5800 TOUHY AVE., NILES, ILLINOIS 60714
                     --------------------------------------
               (Address of principal executive offices, Zip Code)

                  Registrant's telephone number, including area
                                     code:
                                  (847)600-3000

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

     The Registrant hereby restates the signature page to its Annual Report on Form 10-K originally filed on April 2, 2000, as follows:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001


                                            HA-LO INDUSTRIES, INC. Registrant

                                            By:  /s/ GREGORY J. KILREA
                                               ---------------------------------
                                               Gregory J. Kilrea
                                               CHIEF FINANCIAL OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001:


                    Signature                                               Title
                    ---------                                               -----
              /s/ MARC S. SIMON                               Chief Executive Officer and Director
              -------------------------
              Marc S. Simon                                        (Principal Executive Officer)

              /s/ JOHN R. KELLEY, JR.                         Director
              -------------------------
              John R. Kelley, Jr.

              /s/ LOU WEISBACH                                Chairman of the Board of Directors
              ------------------------
              Lou Weisbach

              /s/ THOMAS HERSKOVITS                           Director
              ----------------------
              Thomas Herskovits

              /s/ MARSHALL J. KATZ                            Director
              ------------------------
              Marshall J. Katz

              /s/ ERIC LEFKOFSKY                              Vice President and Director
              -----------------------
              Eric Lefkofsky

              /s/ RICHARD A. HEISE, JR.                       Director
              --------------------------
              Richard A. Heise, Jr.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2001


                         HA-LO INDUSTRIES, INC.
                         Registrant

                         By:   /s/ GREGORY J. KILREA
                              -----------------------
                                 Gregory J. Kilrea
                              Chief Financial Officer