Form 10-Q
period 2001-03-31
HA LO INDUSTRIES INC
filed 2001-05-15
CIK 891285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______to______

                         Commission file number: 0-20758

                             HA-LO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       36-3573412
           --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                    5800 TOUHY AVENUE, NILES, ILLINOIS 60714
                    ----------------------------------------
               (Address of principal executive offices, Zip Code)


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

As of May 11, 2001, the registrant had an aggregate of 69,789,045 shares of its common stock outstanding.

                             HA-LO INDUSTRIES, INC.
                                      INDEX

Part I.                FINANCIAL INFORMATION                                             Page Number
                                                                                         -----------
                       Item 1. Financial Statements.

                       Consolidated Balance Sheets as of March 31, 2001 and
                       December 31, 2000.                                                     2

                       Consolidated Statements of Operations for the three months
                       ended March 31, 2001 and 2000.                                         3

                       Consolidated Statements of Cash Flows for the three months
                       ended March 31, 2001 and 2000.                                         4

                       Notes to Financial Statements.                                         5

                       Item 2. Management's Discussion and
                               Analysis of Financial Condition
                               and Results of Operations.                                     9

PART II.               OTHER INFORMATION

                       Item 4. Submission of Matters to a Vote                                11
                               of Security Holders.

                       Item 5. Other Information                                              11

                       Item 6. Exhibits and Reports on Form 8-K.                              11

Signatures

         PART 1. FINANCIAL INFORMATION

                             HA-LO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                      March 31,           December 31,
(in thousands, except share amounts)                                     2001                  2000
                                                                    ------------          ------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $    6,915            $    13,444
  Receivables                                                           103,930                151,371
  Net current assets of discontinued operations                          13,202                  9,099
  Inventories                                                            30,038                 32,970
  Prepaid expenses & deposits                                            31,702                 30,599
                                                                    ------------          ------------
     Total current assets                                               185,787                237,483
                                                                    ------------          ------------

PROPERTY AND EQUIPMENT, net                                              44,000                 41,983
                                                                    ------------          ------------

OTHER ASSETS:
  Intangible assets, net                                                265,961                265,091
  Net non-current assets of discontinued operations                      10,518                 10,615
  Other                                                                  26,296                 19,805
                                                                    ------------          ------------
     Total other assets                                                 302,775                295,511
                                                                    ------------          ------------
                                                                     $  532,562            $   574,977
                                                                    ============          ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                               $   60,829            $    68,525
  Book overdraft                                                         11,900                  8,024
  Customer deposits                                                       6,836                  6,844
  Accounts payable                                                       59,421                 84,188
  Accrued expenses                                                       10,997                 15,572
  Reserve for restructuring                                               3,220                  3,430
                                                                    ------------          ------------
    Total current liabilities                                           153,203                186,583
                                                                    ------------          ------------

LONG-TERM DEBT                                                              -                      -
RESERVE FOR RESTRUCTURING                                                   -                      -
DEFERRED LIABILITIES                                                      7,203                  4,463

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
  no par value; 10,000,000 authorized
  and 4,866,069 issued, net of unamortized discount                      48,360                 47,459

SHAREHOLDERS' EQUITY:
Common stock, no par value; 100,000,000
  shares authorized and 69,774,922 issued
  and outstanding in 2001 and 48,867,205 in 2000                        388,414                379,583
Unearned compensation                                                   (11,301)               (19,303)
Accumulated other comprehensive loss                                     (2,270)                  (254)
Retained deficit                                                        (51,047)               (23,554)
                                                                    ------------          ------------
  Total shareholders' equity                                            323,796                336,472
                                                                    ------------          ------------
                                                                      $ 532,562              $ 574,977
                                                                    ============          ============

      The accompanying notes are an integral part of these balance sheets.

                             HA-LO INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE PERIODS ENDED
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                         -----------------------------------
                                                                            March 31,             March 31,
(in thousands, except per share amounts)                                       2001                 2000
                                                                         ----------------    ---------------
NET SALES:
   Products                                                                $   97,740          $    120,947
   Services                                                                    15,615                14,305
                                                                         ----------------    ---------------
       Net Sales                                                              113,355               135,252

COST OF SALES:
   Products                                                                    68,014                82,370
   Services                                                                     9,764                10,766
                                                                         ----------------    ---------------
       Cost of Sales                                                           77,778                93,136

  Gross profit                                                                 35,577                42,116

SELLING EXPENSES                                                               18,512                21,725
GENERAL AND ADMINISTRATIVE EXPENSES                                            51,984                29,725

                                                                         ----------------    ---------------
  Loss from operations                                                        (34,919)               (9,334)

INTEREST EXPENSE                                                               (1,780)                 (892)
INTEREST INCOME                                                                   186                   133

                                                                         ----------------    ---------------
  Loss before taxes                                                           (36,513)              (10,093)

BENEFIT FOR INCOME TAXES                                                       (8,667)               (4,037)
                                                                         ----------------    ---------------
NET LOSS FROM CONTINUING OPERATIONS                                        $  (27,846)         $     (6,056)
                                                                         ================    ===============

ACCRETION TO REDEMPTION VALUE OF
PREFERRED STOCK                                                            $     (900)         $        -

NET LOSS FROM CONTINUING OPERATIONS APPLICABLE
TO COMMON STOCKHOLDERS                                                     $  (28,746)         $     (6,056)

DISCONTINUED OPERATIONS:
Income from Discontinued Operations (Net of applicable income tax
expense of $835 in 2001 and $ 962 in 2000)                                 $    1,253          $      1,443
                                                                         ----------------    ---------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                 $  (27,493)         $     (4,613)
                                                                         ================    ===============

LOSS PER SHARE:
  Basic                                                                    $    (0.41)         $      (0.09)
                                                                         ================    ===============

LOSS PER SHARE - CONTINUING OPERATIONS
  Basic                                                                    $    (0.42)         $      (0.12)
                                                                         ================    ===============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:                                                                 67,771                48,867
                                                                         ================    ===============

                             HA-LO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2001 and 2000
                                   (UNAUDITED)


                                                                               March 31,               March 31,
(in thousands)                                                                    2001                    2000
                                                                             -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period, before accretion of preferred stock                  $   (27,846)             $   (6,056)
Adjustments to reconcile net income to net
    cash used for operating activities-
Discontinued Operations, net of tax                                                 1,253                   1,443
Depreciation and amortization                                                      16,397                   3,374
Deferred Taxes                                                                       (116)                      -
Increase in cash surrender value                                                        -                    (881)
Increase in deferred liabilities - other                                            1,059                      47
Loss on disposal of property and equipment                                              -                       -
Decrease (increase) in net assets of discontinued operations                        1,735                  (1,124)
Changes in assets and liabilities
  Receivables                                                                      47,440                  32,308
  Inventories                                                                       2,932                  (3,078)
  Prepaid expenses and deposits                                                    (6,843)                 (8,523)
  Accounts payable, accrued expenses and
    due to related parties                                                        (28,599)                 (5,224)
                                                                             -------------           -------------
  Net cash provided by operating activities                                         7,412                  12,286
                                                                             -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (4,382)                 (1,601)
Decrease (Increase) in other assets                                                  (376)                    750
Contingent earnout payments for acquired businesses                                (3,635)                 (1,217)
                                                                             -------------           -------------
  Net cash used for investing activities                                           (8,393)                 (2,068)
                                                                             -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit                                     (7,697)                 12,184
Increase in book overdraft                                                          3,877                   1,385
Loans to acquired company                                                               -                 (15,000)
Net proceeds from issuance of common stock                                            288                     126
                                                                             -------------           -------------
  Net cash used for financing activities                                           (3,532)                 (1,305)
                                                                             -------------           -------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                                        (2,016)                    (10)
                                                                             -------------           -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (6,529)                  8,903

CASH AND EQUIVALENTS, beginning of period                                          13,444                   9,998
                                                                             -------------           -------------
CASH AND EQUIVALENTS, end of period                                           $     6,915              $   18,901
                                                                             =============           =============


        The accompanying notes are an integral part of these statements.

                             HA-LO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 2000 Annual Report on Form 10-K.

NOTE 2. CAPITAL STOCK:

During the first three months of 2001, options to acquire an aggregate of 656,542 shares of the Company's common stock were issued under the Company's Stock Plans at exercise prices ranging from $1.01 to $3.63 per share. Additionally, 180,572 options were exercised during the same period at a price of $1.33 per share.

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

(in thousands,                              Three Months Ended March 31,
 except per share amounts)                  ----------------------------
                                                    2001            2000
                                                    ----            ----
Net loss applicable to common
     stockholders'(A)
                                               $(27,493)        $(4,613)
Net loss from continuing operations            =========        ========
     applicable to common stockholders'(B)
                                               $(28,746)        $(6,056)
                                               =========        ========
Average outstanding:
    Common stock (C)                              67,771          48,867
Effect of stock options and warrants
                                                  -               -
Common stock and common stock equivalents
    (D)                                           67,771          48,867
                                                  ======          ======
Loss per share:
    Basic (A/C)                                  $(0.41)         $(0.09)
                                                 =======         =======

Earnings per share from continuing operations:
    Basic (B/C)                                  $(0.42)         $(0.12)
                                                 =======         =======

In connection with an acquisition, the Company has an obligation to issue additional shares of its common stock to the extent the per share value on September 6, 2001 is less than $5.00. The greater the difference between $5.00 and the per share market value of the stock, the more shares that must be issued. Assuming the share value is the same on September 6, 2001 as it was on May 14, 2001, approximately 11,500,000 additional shares would be issued.

NOTE 3. STATEMENTS OF CASH FLOWS:

The supplemental schedule of non-cash activities for the three months ended March 31, 2001 and 2000 includes the following:

(in thousands)                                                                2001              2000
                                                                              ----              ----
Common shares issued for contingent consideration in connection
    with business acquisitions, net                                      $   6,600          $    853

Accretion to redemption value of preferred stock                         $     900          $      -

NOTE 4. RELATED-PARTY TRANSACTIONS:

In the first quarter of 2001 the Company made lease payments of $47,500 to an entity controlled by two of its directors. These payments related to the rent on the office and warehouse facility occupied by an entity acquired in 2000.

Additionally, in the first quarter of 2001, general legal services were provided to the Company by a law firm in which the brother of a director of the Company is a partner. The total amount of legal fees paid to this firm was $155,000 in the first quarter of 2001.

NOTE 5: SUBSEQUENT EVENTS:

         On May 10, 2001, the Company sold its telemarketing business unit, Market USA, to SR. Teleperformance S.A., a French joint stock company, in a stock transaction that yielded gross proceeds of approximately $32.5 million. Net income for the first three months of 2001 for Market USA of $625,000 is included in income from discontinued operations in the accompanying consolidated statement of income. Presented below are the proforma condensed income statements assuming the transaction had been completed at the beginning of each period presented.

CONDENSED STATEMENT OF OPERATIONS
                                                       MARCH 31, 2001                         DECEMBER 31, 2000
                                                 AS                                      AS
                                             PRESENTED      ADJ.      PROFORMA        PRESENTED     ADJ.      PROFORMA
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                   $113,355          -      $113,355        $612,107         -      $612,107
Cost of Sales                                 77,778          -        77,778         412,722         -       412,722
---------------------------------------------------------------------------------    ------------------------------------
Gross Profit                                  35,577          -        35,577         199,385         -       199,385
Selling Expenses                              18,512          -        18,512          91,487         -        91,487
General and Administrative Expenses           51,984          -        51,984         172,133         -       172,133
Restructuring and Other                          -            -           -            (7,672)                 (7,672)
---------------------------------------------------------------------------------    ------------------------------------
  Loss from Operations                      $(34,919)         -      $(34,919)       $(56,563)        -      $(56,563)
Interest Expense, Net                         (1,594)         -        (1,594)         (6,384)        -        (6,384)
---------------------------------------------------------------------------------    ------------------------------------
Loss Before Income Taxes                    $(36,513)         -      $(36,513)       $(62,947)        -      $(62,947)
---------------------------------------------------------------------------------    ------------------------------------
  Income Tax Benefit                          (8,667)         -        (8,667)         (9,892)        -        (9,892)
---------------------------------------------------------------------------------    ------------------------------------
Net Loss from continuing operations
                                            $(27,846)         -      $(27,846)       $(53,055)        -      $(53,055)
Accretion to Redemption Value of
Preferred Stock                                 (900)         -          (900)         (2,403)        -        (2,403)

Net Loss from continuing operations,
applicable to common stockholders
                                            $(28,746)         -      $(28,746)       $(55,458)        -      $(55,458)

---------------------------------------------------------------------------------    ------------------------------------
Discontinued Operations, net of tax            1,253         (625)        628           5,671      (2,770)      2,901

Gain on disposal of discontinued operation       -         17,385      17,385             -        15,564      15,564
---------------------------------------------------------------------------------    ------------------------------------
Net Income(Loss) Applicable to Common
Stockholders                                $(27,493)      16,760    $(10,733)       $(49,787)     12,794    $(36,993)
---------------------------------------------------------------------------------    ------------------------------------
Loss per share                              $  (0.41)     $  0.25    $  (0.16)       $  (0.84)    $  0.22    $  (0.62)

CONDENSED BALANCE SHEET
                                                         MARCH 31, 2001
                                                 AS
                                             PRESENTED        ADJ.        PROFORMA
-------------------------------------------------------------------------------------
                  ASSETS
Current Assets:
  Cash & Equivalents                        $  6,915      $    -        $  6,915
  Receivables                                103,930           -         103,930
  Net Current Assets of Discontinued
  Operations                                  13,202         (6,156)       7,046
  Inventories                                 30,038           -          30,038
  Prepaid Expenses & Deposits                 31,702          2,500       34,202
                                            ------------- ------------- -------------
                      Total Current Assets   185,787         (3,656)     182,131
                                            ------------- ------------- -------------

Property & Equipment, Net                     44,000           -          44,000
                                           ------------- ------------- -------------

Other Assets:
  Intangible assets, net                     265,961           -         265,961
  Net Non-current Assets of Discontinued
  Operations                                  10,518         (5,398)       5,120
  Other                                       26,296           -          26,296
                                           ------------- ------------- -------------
                        Total Other Assets   302,775         (5,398)     297,377
                                           ------------- ------------- -------------
                                            $532,562       $ (9,054)    $523,508
                                           ============= ============= =============

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
  Current maturities of long-term debt      $ 60,829       $(26,439)    $ 34,390
  Book overdraft                              11,900           -          11,900
  Customer deposits                            6,836           -           6,836
  Accounts payable                            59,421           -          59,421
  Accrued expenses                            10,997           -          10,997
  Reserve for restructuring                    3,220           -           3,220
                                           ------------- ------------- -------------
                 Total current liabilities   153,203       $(26,439)     126,764

Deferred Liabilities                           7,203           -           7,203

Redeemable Preferred Stock                    48,360           -          48,360

Stockholders' Equity:
  Common Stock                               388,414           -         388,414
  Other                                      (13,571)          -         (13,571)
  Retained earnings                          (51,047)        17,385      (33,662)
                                           ------------- ------------- -------------
                Total Stockholders' Equity   323,796         17,385      341,181
                                           ------------- ------------- -------------
                                            $532,562      $  (9,054)    $523,508
                                           ============= ============= =============


Additionally, the Company has entered into an agreement that grants a group, that includes its former vice-chairman the right to purchase its interest in a joint venture for $20 million. A deposit of $6 million was received in March 2001. An additional $6 million was received in April 2001. Assuming the group exercises its option to purchase the remaining interest, the balance of $8 million will be received in May 2001.

In May 2001, the Company notified former shareholders of Starbelly.com that it believed certain of their representations and warranties contained in the Agreement and Plan of Merger dated January 17, 2000 between HALO and Starbelly (the Agreement) had been breached. Shortly thereafter, the former shareholders notified the Company that they believed certain of the Company's representations and warranties contained in the Agreement had been breached. No further actions with respect to these notifications have occurred to date.

NOTE 6: BUSINESS SEGMENTS:

The Company's reportable segments are strategic business units that offer different products and services. Summarized financial information by business segment follows:

                                                Three months ended
                                                    March 31,
(in thousands)                                2001              2000
                                        ----------------- ------------------
Net Sales:
Branded Solutions                         $  97,740        $ 120,947
Marketing services                           15,615           14,305
--------------------------------------- ----------------- ------------------
  Total                                   $ 113,355        $ 135,252
======================================= ================= ==================

Operating loss:
Branded Solutions                         $ (31,549)       $  (5,884)
Marketing services                           (3,370)          (3,450)
--------------------------------------- ----------------- ------------------
 Total                                    $ (34,919)       $  (9,334)
======================================= ================= ==================


NOTE 7: COMPREHENSIVE INCOME:

The Company's comprehensive income includes net income and unrealized gains and losses from currency translation. The calculation of total comprehensive income for the nine month periods ending March 31, 2001 and 2000 is as follows:


 (in thousands)                               Three months ended
                                                    March 31,
                                       ----------------------------------
                                             2001             2000
                                             ----             ----
Net loss from continuing
operations                             $   (26,593)     $ (4,613)

Other comprehensive gain (loss), net
of taxes
                                            (3,516)           (6)
                                       -------------    ---------

Comprehensive loss
                                       $   (30,109)     $ (4,619)
                                       ============     =========


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

During the third quarter of 1999 the Company recorded a charge to operations of $30.0 million. Major components of the charge related to lease buyouts and accruals, asset write-downs, severance and termination costs and other charges. In the fourth quarter of 2000 the Company reversed $7,672,000 million of the reserve as the plan was implemented more efficiently than originally projected. The remaining reserve at December 31, 2000, of $3,430,000, is expected to be utilized in the first half of 2001. The following is a roll-forward of the restructuring reserve for the first three months of 2001:

(in thousands)                                 12/31/00                           3/31/01
                                                   Accrual        Utilized        Accrual
                                                   -------        --------        -------
Facility consolidation                             $ 2,860        $    51         $ 2,809
Asset write-downs                                        -              -               -
Severance and termination costs                        570            159             411
Other charges                                            -              -               -
                                                   -------        -------         -------
  Total                                            $ 3,430        $   210         $ 3,220
                                                   =======        =======         =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following discussion includes the Company's continuing operations only. Therefore, the effect of the Company's brand strategy and identity and telemarketing subsidiaries, which are reflected as discontinued operations in the accompanying consolidated financial statements, has been excluded.

Net sales for the first quarter of 2001 decreased 16% to $113.4 million compared to $135.3 million in the corresponding quarter of 2000. Net sales generated by the branded solutions business segment decreased 19% to $97.7 million compared to $120.9 million a year ago. The decrease in the branded solutions segment is due to a combination of factors, including a decrease in consumer premium business, certain large orders from 2000 that did not recur in 2001, and a softening of the economy.

Gross profit as a percentage of net sales was 31.4% ($35.5 million) for the first quarter of 2001 compared to 31.1% ($42.1 million) for the same period last year. The decrease in the nominal value is due to the decrease in net sales. The increase in the percentage is the net of an increase in marketing services margins and a decrease in branded solutions margins. The marketing services margin increase was driven by a change in service mix toward strategic rather than lower margin execution work. The decrease in the branded solutions margin is due to a change in the sales mix as certain lower margin programs were a higher proportion of net sales than a year ago.

Selling expenses as a percentage of net sales increased to 16.3% in the first quarter of 2001 ($18.5 million) compared to 16.1% in the first quarter of 2000 ($21.7 million). The decrease in the nominal value is due to the decline in sales. The slight increase in the percentage is due to slightly higher fixed costs, primarily in sales support resources, than a year ago.

General and administrative expenses for the first quarter of 2001 were $52.0 million compared to $29.7 million for the same period last year. Of the $22.3 million increase, approximately $20 million relates to the branded solutions business segment. Specific increases relate to amortization of Starbelly goodwill ($13.7 million), payroll and benefits for former Starbelly employees ($1.9 million), increased occupancy costs ($2 million), and non capitalizable technology expenses ($1.1 million). General and administrative expenses in the marketing services segment increased $2.3 million, almost all of which relates to increased personnel costs at the Company's promotion marketing agency.

The above translates to an operating loss from continuing operations of $34.9 million for the first quarter of 2001 compared to an operating loss of $9.3 million in the first quarter of 2000.

In the first quarter of 2001 the Company had net interest expense of $1,594,000 compared to $759,000 of net interest expense in the first quarter of 2000. The overall increase primarily related to the increased debt levels required to finance the acquisition and operations of a company acquired in the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit facility that provides for a commitment of $68 million as of March 31, 2001. Borrowings are based on eligible accounts receivable and are secured by the Company's domestic assets. Outstanding borrowings bear interest at the rate of prime plus 1.50%. As of March 31, 2001, the outstanding borrowings on the facility were $60.8 million. Subsequent to March 31, 2001, the Company sold its telemarketing business unit (see Note 5 to the Consolidated Financial Statements) for approximately $32.5 million. Most of the proceeds were used to pay down outstanding debt and also resulted in a further reduction of the facility commitment. As of May 15, 2001, outstanding borrowings on the credit facility were $36.5 million.

The Company's credit facility includes various financial covenants, including maintenance of an interest coverage ratio based on operating results for the previous four quarters. The Company violated the covenants at March 31, 2001. The banks have waived the existing covenant violation. The Company and its banks have discussed the need to redefine the covenant to more attainable levels, but until such redefinition occurs, the Company could be in violation throughout 2001. The Company's financial institutions have been cooperative in working with the Company in its efforts to dispose of certain of its business units and management believes the banks will continue to waive existing violations as long as the Company continues to execute its strategies to reduce outstanding borrowings. Nonetheless, there can be no assurances that the banks will continue to waive future covenant violations.

In addition, to its credit facility, the Company has an obligation to holders of the redeemable preferred stock. Management is attempting to renegotiate the terms of the preferred stock to obtain a combination of one or all of the following: extended payment terms, modified conversion rights and a redefined dividend rate. Preliminary discussions have been held with various preferred stockholders. No resolution has been reached to date, and there can be no assurances that the terms of the preferred stock will be renegotiated. As of May 14, 2001, approximately 4,400,000 shares of preferred stock had been submitted to the Company for redemption.

Management's strategies to continue reducing its leverage include the following implementation of a cost reduction program which will improve operating cash flow, and consummation of a transaction to sell another business unit. Each of these actions are described below.

The Company hired a new Chief Executive Officer on February 22, 2001. At his direction, the Company began an aggressive initiative to identify cost reduction opportunities and eliminate discretionary spending. Some of the identified opportunities have already been implemented, and various discretionary expenditures have been eliminated. The initiative is continuing and the first phase is expected to be completed during the second quarter of 2001, with full implementation occurring before the end of 2001. Management believes that the result of the initiative will reduce expenses in 2001 by $10 - $15 million. During this initiative, management will review its business strategy. This review will result in a second quarter restructuring and asset impairment charge of $300-325 million. Less than $5 million of the charge will result in additional cash cost to the Company.

The Company announced a plan to divest itself of certain of its marketing services subsidiaries in February 2001. One subsidiary has already been sold (see Note 5 to the Consolidated Financial Statements), and the Company is actively engaged in the sale of another. Multiple buyers for the second subsidiary have completed their due diligence, and the Company continues negotiating the final terms of the sale. Management expects the transaction to be closed during the second quarter. The net proceeds from this sale are expected to exceed $20 million. Net proceeds received will pay down outstanding debt.

As of March 31, 2001, the Company's working capital was $32.5 million compared to $50.9 million at December 31, 2000. Capital expenditures for property and equipment were approximately $4.4 million for the first three months of 2001 and management expects the capital expenditures to be less than $10 million for 2001.

In management's opinion, proceeds from the execution of its divestiture plan, completion of its joint venture sale, successful renegotiation of its preferred stock obligation and the effect of its cost cutting program on continuing operations will be sufficient to meet the liquidity and capital needs of the Company.

FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and the Results of Operations regarding the disposition of certain business units, the ability to negotiate lending arrangements, and the sufficiency of actions to meet liquidity and capital needs are forward-looking statements that involve substantial risks and uncertainties. Following are important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements: The Company's growth will be dependent, in large part, upon its ability to hire, motivate and retain high quality sales representatives. The Company does not maintain its own manufacturing facilities and is dependent upon domestic and foreign manufacturers for its supply of branded solutions. The branded solutions, marketing services and telemarketing industries are very competitive. Readers are encouraged to review HA-LO'S 2000 Annual Report on Form 10-K and quarterly reports on Form 10-Q for other important factors that may cause actual results to differ materially from those implied in these forward looking-statements.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         See Note 5 to the Consolidated Financial Statements regarding the sale of Market USA.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
           No.             Description of Exhibit
         --------          ----------------------
         10.1     Amendment No.2 to Employment Agreement, dated February 22, 2001, among the Company, Promotional
                  Marketing, L.L.C and John R. Kelley, Jr. (1)
         10.2     Agreement, between the Company and Linden D. Nelson
         10.3     Agreement, dated March 21, 2001, among the Company, Ford Motor Company, Linden Nelson or a consortium of financial investors led by him, and iDentify Licensing Management, LLC.
         10.4     Agreement to Purchase Membership Interest, dated March 2001, between the Company and Linden
                  Nelson and group to be formed.
         10.5     Letter Agreement, dated April 10, 2001, between the Company and Linden D. Nelson.
         10.6     Stock Purchase Agreement by and between SR. Teleperformance S.A. and HALO Industries, Inc.

                  (1)      Management Contract.


         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the first quarter of 2001.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HA-LO INDUSTRIES, INC.


Dated: May 15, 2001                      /s/ GREGORY J. KILREA
                                         ---------------------
                                                 Gregory J. Kilrea
                                                 Duly Authorized Officer
                                         and Chief Financial Officer